Form 10QSB
period 2007-09-30
BELARUS CAPITAL CORP.
filed 2007-11-14
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number 000-52502

Belarus Capital Corp.
(Exact name of small business issuer as specified in its charter)

Colorado	Applied for
(State or other jurisdiction of organization)	(I.R.S. Employer Identification Number)

2120 Jadeleaf Ct., Las Vegas, NV 89134
(Address of principal executive offices)

(702) 233-4804
(Issuer’s telephone number)

3755 Avocado Blvd, #229, La Mesa, CA 91941
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 14, 2007, there were 5,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

BELARUS CAPITAL CORP.
(A Development Stage Company)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2007 (Unaudited)	1

	Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and cumulative from December 29, 2005 (inception) through September 30, 2007 (Unaudited)	2

	Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and cumulative from December 29, 2005 (inception) through September 30, 2007 (Unaudited)	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	6

Item 3.	Controls and Procedures	7

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

Signatures		10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BELARUS CAPITAL CORP.
(A Development Stage Company)
Balance Sheet - Unaudited

September 30,
2007
ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitment and contingencies	$-

Stockholders' equity:
Preferred stock, $0.001 par value,
authorized 20,000,000 shares, none issued	$-
Common stock, $0.001 par value,
authorized 100,000,000 shares, 5,000,000 issued and outstanding	5,000
Additional paid-in capital	-
Deficit accumulated during the development stage	(5,000)

Total stockholders' equity	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Operations - Unaudited
					For the
					Period From
					December 29,
					2005
					(Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		Through September 30,
	2006	2007	2006	2007	2007

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	-	-	-	-	5,000

Total costs and expenses	-	-	-	-	5,000

Net loss	$-	$-	$-	$-	$(5,000)

Net loss per share:
Basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Cash Flows - Unaudited

			For the
			Period From
			December 29,
			2005
			(Inception)
			Through
	Nine Months Ended September 30,		September 30,
	2006	2007	2007
Cash flows from operating activities:

Net loss	$-	$-	$(5,000)
Shares issued in lieu of services	-	-	5,000

Net cash used in operating activities	-	-	-

Net increase in cash	-	-	-
Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)

NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 – Organization and Significant Accounting Policies

Nature of Operations

Belarus Capital Corp. (“the Company”) was incorporated in the State of Colorado on December 29, 2005 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007, and 2006 and from the date of inception (December 29, 2005) through September 30, 2007, and cash flows for the nine months ended September 30, 2007 and 2006 and from the date of inception (December 29, 2005) through September 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective December 29, 2005 (inception).

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 4 – STOCKHOLDERS’ EQUITY

On December 29, 2005, the Board of Directors issued 5,000,000 shares of common stock to the founding shareholder of the Company to fund organizational start-up costs. These shares were valued at par value $0.001 or $5,000.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

-	Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding;

-	Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; none issued and outstanding.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Results of Operation

The Company did not have any operating income or any operating expenses for the three and nine months ended September 30, 2007 or 2006.

Liquidity and Capital Resources

At September 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period covered by this report to a vote of the Company's shareholders,  through the solicitation of proxies or otherwise.

Item 5. Other Information.

Pursuant to the terms of a Share Purchase Agreement dated August 16, 2007, Xtreme Products, Inc. ("Xtreme") a privately held Nevada corporation purchased 5,000,000 shares of Belarus Capital Corp. (the “Company”) common stock from Lauren Scott, the then sole shareholder, officer and director of Belarus, in a private purchase transaction in exchange for $125,000 in cash. At the time of the closing of this transaction, the 5,000,000 shares represented 100% of the issued and outstanding shares of common stock of Belarus.

Also upon closing, the following changes to the Company’s Directors and Officers occurred:

Lauren Scott resigned as the Company's sole Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

Sanford Leavitt was appointed to the Board of Directors of the Company, and was appointed Chief Executive Officer and Secretary of the Company.

Neil Roth was appointed to the Board of Directors of the Company, and was appointed President, Chief Operating Officer and Treasurer of the Company.

This transaction constituted a change of control of the registrant and was previously disclosed on Form 8-K filed with The Securities and Exchange Commission on August 21, 2007.

Item 6. Exhibits.

*3.1 Certificate of Incorporation, as filed with the Colorado Secretary of State on December 29, 2006.

*3.2  By-Laws

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 4, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Belarus Capital Corp.

By:	/s/ Neil R. Roth
Its: Chief Financial Officer
Dated: November 14, 2007