Form 10-K
period 2007-12-31
BELARUS CAPITAL CORP.
filed 2008-04-15
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to__________

Commission File Number 000-52502

BELARUS CAPITAL CORP.
(Name of Issuer in its charter)

Colorado	26-2373311
( State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 Jadeleaf Ct. Las Vegas, Nevada	89134
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  702-233-4804

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Name of each exchange
Title of Each Class	on which registered
Common Stock, par value $.001	n/a

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 1, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was: there is currently no trading market for registrant’s securities

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 5,000,000 as of April 4, 2008.

PART I

  CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements and information relating to Belarus Capital Corp., (“the Company”). The Company intends to identify forward-looking statements in this prospectus by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

Item 1. Business.

Overview

BELARUS CAPITAL, CORP. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Colorado on December 29, 2005. The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Pursuant to the terms of a Share Purchase Agreement dated August 16, 2007, Xtreme Products, Inc. ("Xtreme") a privately held Nevada corporation purchased 5,000,000 shares of the Company from Lauren Scott, the Company’s then sole shareholder, officer and director, in a private purchase transaction in exchange for $125,000 in cash and 1,000,000 shares of Xtreme Products, Inc. At the time of the closing of this transaction, the 5,000,000 shares represented 100% of the issued and outstanding shares of common stock of the Company. Also upon closing, the following changes to the Company’s Directors and Officers occurred as follows:

•	Lauren Scott resigned as the Company's sole Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.
•	Sanford Leavitt was appointed to the Board of Directors of the Company, and was appointed Chief Executive Officer and Secretary of the Company.
•	Neil Roth was appointed to the Board of Directors of the Company, and was appointed President, Chief Operating Officer and Treasurer of the Company.

This transaction constituted a change of control of the registrant and was previously disclosed on Form 8-K filed with The Securities and Exchange Commission on August 21, 2007.

Business

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market such as the NYSE, NASDAQ, Amex, and the NASD OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;

•	increased visibility in the financial community;

•	the facilitation of borrowing from financial institutions;

•	improved trading efficiency;

•	shareholder liquidity;

•	greater ease in subsequently raising capital;

•	compensation of key employees through stock options for which there may be a market valuation;

•	enhanced corporate image;

•	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with the Company, may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
•	a foreign company which may wish an initial entry into the United States securities market;
•	a special situation company, such as a company seeking a public market to satisfy redemption
•	requirements under a qualified Employee Stock Option Plan;
•	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•
Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Acquisition

The manner in which we will participate in an opportunity will depend upon the nature of the opportunity, our needs and desires and the promoters of the opportunity, and our relative negotiating strength vis a vis such promoters. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares.

Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

Employees

Except for our two executive officers, we presently have no employees. Our two executive officers are engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

Risks Related to Our Business

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

We cannot assure you that following a business combination with an operating business; our common stock will be listed on Nasdaq or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on Nasdaq or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the- counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

RISKS RELATED TO OUR COMMON STOCK

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

There is no public trading market for our Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

You may have difficulty trading and obtaining quotations for our common stock.

If and when a trading market will develop for our common stock, the common stock may not be actively traded, and the bid and asked prices for our common stock on the OTCBB may fluctuate widely.  As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities.  This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

If and when a trading marker develops for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
•	fluctuations in revenue from our oil and gas business as new reserves come to market;
•	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
•	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to the oil and gas industry;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•
significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in this Offering and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all.  Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Directors and officers of the Company will have a high concentration of common stock ownership.

All 5,000,000 issued and outstanding shares of the Company are currently held by one entity that is controlled by our executive management. Even if the Company issues additional shares, it is highly that for the foreseeable future, our management will continue to own a controlling interest in the Company. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors (the “Board”) and the outcome of actions brought to our shareholders for approval.  Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASD's automated quotation system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal offices are located at 2120 Jadeleaf Ct., Las Vegas, NV 89134 at no cost to the Company by one of our officers. It is anticipated that the Company will lease office space in the near future however no current lease has been negotiated.

Item 3. Legal Proceedings.

The company is not currently involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no trading market for our common stock.

Number of Stockholders

As of April 4, 2008, there was one holder of record of our common stock.

Dividend Policy

Holders of the Company's Common Stock are entitled to receive dividends if and when declared by the Company’s Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company’s common stock.

The Company has not paid any dividends since its inception, and it is not likely that any dividends on its Common Stock will be declared in the foreseeable future. Any dividends will be subject to the discretion of the Company's Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, its capital requirements and general business conditions.

Description of Securities

Common Stock

Our authorized capital consists of 100,000,000 shares of common stock, $.001 par value per share, of which 5,000,000 shares were issued and outstanding as of April 4, 2008. The following description is a summary and is qualified in its entirety by our Certificate of Incorporation and By-laws as currently in effect.

Each holder of common stock is entitled to receive ratable dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. As of the date of this prospectus, we have not paid any dividends on our common stock, and none are contemplated in the foreseeable future. We anticipate that all earnings that may be generated from our operations will be used to finance our growth.

Holders of common stock are entitled to one vote for each share held of record. There are no cumulative voting rights in the election of directors. Thus the holders of more than 50% of the outstanding shares of common stock can elect all of our directors if they choose to do so.

The holders of our common stock have no preemptive, subscription, conversion or redemption rights. Upon our liquidation, dissolution or winding-up, the holders of our common stock are entitled to receive our assets pro rata.

Preferred Stock

We are also authorized to issue 20,000,000 shares of preferred stock. To date no series of preferred stock have been designated. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of Colorado, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. At present, we have no plans to neither issue any preferred stock nor adopt any series, preferences or other classification of preferred stock.

The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of our stockholders, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules. We have no present plans to issue any preferred stock.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this registration statement that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this registration statement, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
2.	Our ability to generate customer demand for our services;
3.	The intensity of competition; and
4.	General economic conditions.

All written and oral forward-looking statements made in connection with this registration statement that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company Overview

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our directors or executive officers, or another source.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

At December 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 8. Financial Statements and Supplementary Data

BELARUS CAPITAL CORP.
FINANCIAL STATEMENTS
December 31, 2007 and 2006

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2007	F-2

Consolidated Statements of Operations for Years Ended December 31, 2007 and 2006 and for the period from December 29, 2005 (inception) through December 31, 2007	F-3

Consolidated Statements of changes in Shareholder’s Equity (Deficit) for the Years Ended December 31, 2007 and 2006 and for the period from December 29, 2005 (inception) through December 31, 2007	F-4

Consolidated Statements of Cash Flows Years Ended December 31, 2007 and 2006 and for the period from December 29, 2005 (inception) through December 31, 2007	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Belarus Capital Corp. Las Vegas, Nevada

We have audited the accompanying balance sheet of Belarus Capital Corp. as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the each of the two years in the period ended December 31, 2007 and for the period from December 29, 2005 (inception) through December 31, 2007. Belarus Capital Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belarus Capital Corp. as of December 31, 2007 and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2007 and for the period from December 29, 2005 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
    April 14, 2008

BELARUS CAPITAL CORP.
(A Development Stage Company)
Balance Sheet - Audited

December 31,
2007
ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$20,000

Total current liabilities	20,000

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 20,000,000 shares, none issued	$-
Common stock, $0.001 par value, authorized 100,000,000 shares, 5,000,000 issued and outstanding	5,000
Additional paid-in capital	-
Deficit accumulated during the development stage	(25,000)

Total stockholders' equity	(20,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Operations - Audited

			For the
			Period From
			December 29,
			2005
			(Inception)
			Through
	Year Ended December 31,		December 31,
	2006	2007	2007
Revenue	$-	$-	$-

Expenses:
General and administrative	-	20,000	25,000

Total costs and expenses	-	20,000	25,000

Net loss	$-	$(20,000)	$(25,000)

Net loss per share:
Basic and diluted	$-	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity - Audited
For the period from December 29, 2005 (inception) through December 31, 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Issuance of common stock in exchange for services on December 29, 2005	5,000,000	$5,000	$-	$-	$5,000
Net loss	-	-	-	(5,000)	(5,000)

Balance at December 31, 2005	5,000,000	5,000	-	(5,000)	-

Balance at December 31, 2006	5,000,000	5,000	-	(5,000)	-

Net loss	-	-	-	(20,000)	(20,000)

Balance at December 31, 2007	5,000,000	$5,000	$-	$(25,000)	$(20,000)

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Cash Flows - Audited

			For the
			Period From
			December 29,
			2005
			(Inception)
			Through
	Year Ended December 31,		December 31,
	2006	2007	2007
Cash flows from operating activities:

Net loss	$-	$(20,000)	$(25,000)
Increase in accrued expenses	-	20,000	$20,000
Shares issued in lieu of services	-	-	5,000

Net cash used in operating activities	-	-	-

Net increase in cash	-	-	-
Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS
As of December 31, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Belarus Capital Corp. (“the Company”) was incorporated under the laws of the State of Colorado on December 29, 2005 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. Since inception, the Company has been engaged in organizational efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Standards No. 109 (“SFAS 109”) Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting, and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the year ended December 31, 2007 or for the period from December 29, 2005 (inception) to December 31, 2007.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company may offer non-cash consideration as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is not sufficient to cover any operating losses it may incur, the Company may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDERS’ EQUITY

On December 29, 2005 (inception), the Board of Directors issued 5,000,000 shares of common stock to Lauren Scott, the founding stockholder and sole officer and director of the Company in exchanges for services rendered. These shares were valued at their par value of $0.001 or $5,000.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

- Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and  outstanding.

- Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; none issued and outstanding.

Pursuant to the terms of a Share Purchase Agreement dated August 16, 2007, Xtreme Products, Inc. ("Xtreme") a privately held Nevada corporation purchased 5,000,000 shares of the Company’s common stock directly from Lauren Scott in a private purchase transaction in exchange for $125,000 in cash and 1.0 million shares of Xtreme common stock. At the time of the closing of this transaction, the 5,000,000 shares represented 100% of the issued and outstanding shares of common stock of the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position

Sanford Leavitt	62	Chairman, Chief Executive Officer and Secretary
Neil Roth	55	President, Chief Operating Officer, Chief Financial Officer and Director

Sanford Leavitt has been Vice President of Sumeeko USA, a manufacturer and wholesaler of industrial fasteners and fastening equipment since 2003.

Neil Roth has been our President and Chief Operating Officer since August 2007. He has also been the President and Chief Operating Officer of Xtreme Products, Inc., a designer and manufacturer of electric power land and water craft since that entity’s inception in March 2007. He has also been President of Roth Enterprises since 2003. In addition, he has been President of Designed Diagnostics, Inc. since February 2006.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed by Messrs. Leavitt and Roth, we believe that during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

To date, the Company has not paid any compensation to its executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 1, 2008 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Neil Roth (2)	5,000,000	100%

Sanford Leavitt (3)	5,000,000	100%

All officers and directors as a group (2 persons)	5,000,000	100%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 1, 2008.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.  Beneficial ownership percentage calculations are based on 5,000,000 shares issued and outstanding as of April 1, 2008.

(2)	Consists of shares held by Xtreme Products, Inc. of which Mr. Roth is an executive officer and director.
(3)	Consists of shares held by Xtreme Products, Inc. of which Mr. Leavitt is an executive officer and director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Rotenberg & Co., LLP, our independent auditors, for the audit of our annual consolidated financial statements and reviews of quarterly financial statements for the years ended December 31, 2007 and 2006 was $2,500 and $1,500, respectively.

Audit-Related Fees

None

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Included herein under Item 8.

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Form of common stock certificate (1)

10.1	Share Purchase Agreement dated as of August 16, 2007 between Lauren Scott and Xtreme Products, Inc. (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed March 15, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 21, 2007

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BELARUS CAPITAL CORP.

Date:	April 14, 2008

By:	Sanford Leavitt

Sanford Leavitt, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Belarus Capital Corp. and in the capacities and on the date indicated.

Name	Title	Date
Sanford Leavitt	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2008
Neil Roth	President, Chief Operating Officer and Director (Chief Financial and Accounting Officer)	April 14, 2008