Form 10-Q
period 2008-03-31
BELARUS CAPITAL CORP.
filed 2008-05-14
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-52502

BELARUS CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2120 Jadeleaf Ct. Las Vegas, Nevada 89134
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 702-233-4804

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☒ No ☐

There were 5,000,000 shares of the registrant's common stock outstanding as of May 10, 2008.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BELARUS CAPITAL CORP.
(A Development Stage Company)
Balance Sheet

	Unaudited
	March 31,	December 31,
	2008	2007

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$25,000	$20,000
Total current liabilities	25,000	20,000

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	5,000	5,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(30,000)	(25,000)

Total stockholders' deficit	(25,000)	(20,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Operations - Unaudited

			For the
			Period From
			December 29,
			2005
			(Inception)
			Through
	Three Months Ended March 31,		March 31,
	2007	2008	2008

Revenue	$-	$-	$-

Expenses:
General and administrative	-	5,000	30,000

Total costs and expenses	-	5,000	30,000

Net loss	$-	$(5,000)	$(30,000)

Net loss per share:
Basic and diluted	$-	$-

Weighted average common shares outstanding:
Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit - Unaudited
For the period from December 29, 2005 (inception) through March 31, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Issuance of common stock in exchange for services on December 29, 2005	5,000,000	$5,000	$-	$-	$5,000
Net loss	-	-	-	(5,000)	(5,000)
Balance at December 31, 2005	5,000,000	5,000	-	(5,000)	-
Balance at December 31, 2006	5,000,000	5,000	-	(5,000)	-
Net loss	-	-	-	(20,000)	(20,000)
Balance at December 31, 2007	5,000,000	$5,000	$-	$(25,000)	$(20,000)
Net loss	-	-	-	(5,000)	(5,000)
Balance at March 31, 2008	5,000,000	$5,000	$-	$(30,000)	$(25,000)

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Cash Flows - Unaudited

			For the
			Period From
			December 29,
			2005
			(Inception)
			Through
	Three Months Ended March 31,		March 31,
	2007	2008	2008

Cash flows from operating activities:

Net loss	$-	$(5,000)	$(30,000)
Increase in accrued expenses	-	5,000	$25,000
Shares issued in lieu of services	-	-	5,000
Net cash used in operating activities	-	-	-

Net increase in cash	-	-	-
Cash - beginning of period	-	-	-
Cash - end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)

NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
As of March 31, 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Belarus Capital Corp. (“the Company”) was incorporated under the laws of the State of Colorado on December 29, 2005 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. Since inception, the Company has been engaged in organizational efforts. The Company is 100% owned by Xtreme Products Inc. The financial statements presented represent only those of Belarus Capital Corp.

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007 and from the date of inception (December 29, 2005) through March 31, 2008, and cash flows for the three months ended March 31, 2008 and 2007 and from the date of inception (December 29, 2005) through March 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

On December 29, 2005 (inception), the Board of Directors issued 5,000,000 shares of common stock to Lauren Scott, the founding stockholder and sole officer and director of the Company in exchanges for services rendered. These shares were valued at their par value of $0.001 or $5,000.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Some of the statements contained in this report of Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, given that such statements, which are contained in this report of Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
2.	Our ability to generate customer demand for our services;
3.	The intensity of competition; and
4.	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Liquidity and Capital Resources

At March 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

Item 3. Controls and Procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15(e) and 15d - 15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected or it is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date this report was filed, we were not involved as litigants in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELARUS CAPITAL CORP.

Date: May 14, 2008	By:	/s/ Sanford Leavitt
Sanford Leavitt Chief Executive Officer

Date: May 14, 2008	By:	/s/ Neil Roth
Neil Roth Chief Financial Officer