Form 10-Q
period 2008-06-30
BELARUS CAPITAL CORP.
filed 2008-08-07
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

There were 5,000,000 shares of the registrant's common stock outstanding as of August 1, 2008.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BELARUS CAPITAL CORP.
(A Development Stage Company)
Balance Sheet

	Unaudited
	June 30,	December 31,
	2008	2007
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$30,000	$20,000
		-
Total current liabilities	30,000	20,000

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized,
5,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	5,000	5,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(35,000)	(25,000)
Total stockholders' deficit	(30,000)	(20,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Operations - Unaudited

					For the
					Period From
					December 29,
					2005
					(Inception)
					Through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2007	2008	2007	2008	2008
Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	-	5,000	-	10,000	35,000

Total costs and expenses	-	5,000	-	10,000	35,000

Net loss	$-	$(5,000)	$-	$(10,000)	$(35,000)

Net loss per share:
Basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit - Unaudited
For the period from December 29, 2005 (inception) through June 30, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Issuance of common stock in exchange for services on December 29, 2005	5,000,000	$5,000	$-	$-	$5,000
Net loss	-	-	-	(5,000)	(5,000)

Balance at December 31, 2005	5,000,000	5,000	-	(5,000)	-

Balance at December 31, 2006	5,000,000	5,000	-	(5,000)	-

Net loss	-	-	-	(20,000)	(20,000)

Balance at December 31, 2007	5,000,000	$5,000	$-	$(25,000)	$(20,000)

Net loss	-	-	-	(10,000)	(10,000)

Balance at June 30, 2008	5,000,000	$5,000	$-	$(35,000)	$(30,000)

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Cash Flows - Unaudited

			For the
			Period From
			December 29,
			2005
			(Inception)
			Through
	Six Months Ended June 30,		June 30,
	2007	2008	2008
Cash flows from operating activities:

Net loss	$-	$(10,000)	$(35,000)
Increase in accrued expenses	-	10,000	30,000
Shares issued in lieu of services	-	-	5,000

Net cash used in operating activities	-	-	-

Net increase in cash	-	-	-
Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)

NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
As of June 30, 2008

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

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007 and from the date of inception (December 29, 2005) through June 30, 2008, and cash flows for the six months ended June 30, 2008 and 2007 and from the date of inception (December 29, 2005) through June 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

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

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

Item 3. Controls and Procedures.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15(e) and 15d - 15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 30, 2008, the sole shareholder of the Company approved the following actions:

(i)	The adoption of the 2008 Incentive Stock Option Plan.

(ii)	The reincorporation of the Company from a Colorado corporation to a Nevada corporation.

The 2008 Incentive Stock Option Plan does not become effective until the reincorporation is finalized.

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

BELARUS CAPITAL CORP.

Date: August 7, 2008	By:	/s/ Sanford Leavitt
Sanford Leavitt Chief Executive Officer

Date: August 7, 2008	By:	/s/ Neil Roth
Neil Roth Chief Financial Officer