Form 10-Q
period 2008-09-30
BELARUS CAPITAL CORP.
filed 2008-11-18
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐ No ☒

There were 37,837,800 shares of the registrant's common stock outstanding as of November 12, 2008.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BELARUS CAPITAL CORP.
(A Development Stage Company)
Balance Sheets

	Unaudited
	September 30,	December 31,
	2008	2007
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$35,000	$20,000

Total current liabilities	35,000	20,000

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	5,000	5,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(40,000)	(25,000)

Total stockholders' deficit	(35,000)	(20,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Operations - Unaudited

					For the
					Period From
					December 29,
					2005
					(Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2007	2008	2007	2008	2008
Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	-	5,000	-	15,000	40,000

Total costs and expenses	-	5,000	-	15,000	40,000

Net loss	$-	$(5,000)	$-	$(15,000)	$(40,000)

Net loss per share:
Basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
For the period from December 29, 2005 (inception) through September 30, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Issuance of common stock in exchange for services on December 29, 2005	5,000,000	$5,000	$-	$-	$5,000
Net loss	-	-	-	(5,000)	(5,000)

Balance at December 31, 2005	5,000,000	5,000	-	(5,000)	-

Balance at December 31, 2006	5,000,000	5,000	-	(5,000)	-

Net loss	-	-	-	(20,000)	(20,000)

Balance at December 31, 2007	5,000,000	5,000	-	(25,000)	(20,000)

Net loss	-	-	-	(15,000)	(15,000)

Balance at September 30, 2008	5,000,000	$5,000	$-	$(40,000)	$(35,000)

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)
Statements of Cash Flows

			For the
			Period From
			December 29,
			2005
			(Inception)
			Through
	Nine Months Ended September 30,		September 30,
	2007	2008	2008

Cash flows from operating activities:

Net loss	$-	$(15,000)	$(40,000)
Increase in accrued expenses	-	15,000	35,000
Shares issued in lieu of services	-	-	5,000

Net cash used in operating activities	-	-	-

Net increase in cash	-	-	-
Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BELARUS CAPITAL CORP.
(A Development Stage Company)

NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
As of September 30, 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Belarus Capital Corp. (“the Company”) was incorporated under the laws of the State of Colorado on December 29, 2005 and has been inactive since inception. The Company completed a migratory merger on August 18, 2008 and is currently incorporated in the state of Nevada. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. Since inception, the Company has been engaged in organizational efforts. The Company is 100% owned by Xtreme Products Inc. The financial statements presented represent only those of Belarus Capital Corp.

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007 and from the date of inception (December 29, 2005) through September 30, 2008, and cash flows for the nine months ended September 30, 2008 and 2007 and from the date of inception (December 29, 2005) through September 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

-	Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding.

-	Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; none issued and outstanding.

Pursuant to the terms of a Share Purchase Agreement dated August 16, 2007, Xtreme Products Inc. ("Xtreme") a privately held Nevada corporation purchased 5,000,000 shares of the Company’s common stock directly from Lauren Scott in a private purchase transaction in exchange for $125,000 in cash and 1.0 million shares of Xtreme common stock. At the time of the closing of this transaction, the 5,000,000 shares represented 100% of the issued and outstanding shares of common stock of the Company.

NOTE 5 – SUBSEQUENT EVENT

On November 12, 2008, the Company entered into a Share Exchange Agreement with the shareholders of Xtreme pursuant to which the Company purchased from the Xtreme shareholders approximately 97.43% of the issued and outstanding shares of Xtreme’s common stock inconsideration for the issuance of 37,837,800 shares of common stock of the Company. The Company anticipates that it will acquire the balance of the shares of Xtreme in the near future.

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

Recent Development

On November 12, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with the shareholders of Xtreme Products Inc. ("Xtreme") a privately held Nevada corporation pursuant to which we purchased from the Xtreme shareholders approximately 97.43% of the issued and outstanding shares of Xtreme’s common stock inconsideration for the issuance of 37,837,800 shares of our common stock. We anticipate that we will acquire the balance of the shares of Xtreme in the near future.

In connection with the Exchange Agreement, Xtreme surrendered to the Company for cancellation all of the 5,000,000 shares of the Company that it owned. Prior to the Share Exchange, Xtreme was the sole shareholder of the Company. The Share Exchange resulted in a change of control of the Company with the Xtreme shareholders owning all 37,837,800 issued and outstanding shares of the Company immediately after giving effect to the Share Exchange. As a result of the Exchange Agreement, (i) Xtreme became a subsidiary of the Company and (ii) the Company succeeded to the business of Xtreme as its sole business. Accordingly, the Company intends to change its name to Xtreme Products Inc. in the near future.

Overview of Business

Xtreme is developing revolutionary, green electric powered land and watercraft. Under the logo “Xtreme Green”, these green powered products will include Xtreme sports products such as jet boards, personal mobility vehicles, motor scooters, go carts, jet skis, and ATVs. They will also include everyday products such as light trucks, people movers, golf carts and golf “cars”. To date, Xtreme has not generated any revenues.

Designed with proprietary energy management systems and electric propulsion systems, these products will have the power and ability of gas powered engines, but without the particulate pollution or noise pollution. Xtreme aims for its Xtreme Green products to become the new wave and standard in Xtreme sports and everyday electric powered living.

Products

Xtreme Green Jetboard

Xtreme’s first product is expected to be a new personal watercraft. The Xtreme Green Jetboard, (XGJ) is a personal watercraft offering riders the experience of jet surfing and jet skiing. Xtreme believes that with the advent of the environmental restrictions, tougher emission standards and requirements, coupled with several states and even countries now restricting various lakes and water ways, there will be increased demand for the next generation of electric powered watercraft.

The XGJ utilizes both its proprietary “Electric Propulsion System”, and “Battery Management System”. Each of these components combined with an innovative hull design and a flexible handle will allow for riders of all skill levels. The specially designed battery packs allow long riding periods, and a quick and easy disconnect system to change batteries. Measuring 90-inches long by 28-inches wide, the XGJ weighs 250 pounds. It has a max speed of 35 mph and the self contained lithium battery packs will run the Xtreme Green Jetboard for approximately one to two continuous hours based on speed.

Xtreme has completed the design, testing and production capabilities for the introduction of the first electric XGJ and plans to begin production in the first quarter of 2009. This electric board will open the market further for riders into environmentally protected lakes and rivers that do not allow gas engines. This not only expands the market possibilities in the U.S., but also in many parts of the world including the Caribbean and parts of Australia, etc., that have outlawed the usage of gas engines in wildlife areas. Xtreme will also produce or license associated products such as sunglasses, wetsuits, bathing suits, shirts, hats, and backpacks.

Police Mobility Vehicle (PMV-A09)

The Xtreme Green Police Mobility Vehicle (PMV) is designed to replace the bicycle and foot patrol with state of the art, efficient urban neighborhood and downtown patrol. The three wheel design and the size of the vehicle (approximately 58” long and 32” wide) will allow officers to patrol on sidewalks safely as well as go through open doorways and up 8” curbs when in pursuit or rushing to a crime scene. The electric propulsion system and energy management will allow an officer to patrol as much as 80 miles without a charge at about 1 cent per mile cost. With the internal charger, the PMV can be recharged with any 110 volt outlet. The PMV is designed with sufficient storage units to allow an officer to carry the emergency supplies hard to carry on a bicycle or on foot.

Electric Motorcycle

In addition to the products discussed above, Xtreme is completing plans to have a full-sized (2 meters long) electric scooter that runs on Lithium cells completed and available for order in the first half of 2009. this scooter is over 6 feet long, will drive at speeds of 45 MPH and will go up to 75 miles on a single charge, the perfect vehicle for going back and forth to work for pennies per day.

Liquidity and Capital Resources

At September 30, 2008, the Company had no capital resources. The resulting lack of available cash from our operations may have an adverse impact on our liquidity, activities and operations. Until we successfully develop, manufacture, market and sell our products, we will not generate significant revenues and we may not be successful. There can be no assurances that we will achieve revenues during the next twelve months or at all. If we cannot generate sufficient revenues to continue operations, we may be forced to suspend or cease operations.

Management is seeking additional working capital through additional debt or equity private placements, additional notes payable to institutions or related parties, or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, if at all.

Since our inception, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders. To the extent that it becomes necessary to raise additional cash in the future, we may seek to raise it though the sale of debt or equity securities or from additional loans from our stockholders. There can be no assurances that we will be able to continue to sell shares of our common stock or borrow additional funds from any of our stockholders or third parties in order to fund the costs associated with our future operating and investing activities.

If we are successful at raising additional equity capital, it may be on terms which would result in substantial dilution to existing shareholders. If our costs and expenses prove to be greater than we currently anticipate, or if we change our current business plan in a manner that will increase our costs, we may be forced to suspend or cease operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Controls and Procedures.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15(e) and 15d - 15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 18, 2008	BELARUS CAPITAL CORP.

	By:	/s/ Sanford Leavitt
Sanford Leavitt Chief Executive Officer

	By:	/s/ Neil Roth
Neil Roth Chief Financial Officer