Form 10-K
period 2008-12-31
XTREME GREEN PRODUCTS INC.
filed 2010-02-10
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52502

XTREME GREEN PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5475 Wynn Road, Suite 100
Las Vegas, Nevada 89118
 (Address, Including Zip Code of Principal Executive Offices)

(702) 870-0700
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
NONE
Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, $0.001 PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x

State issuer's revenues for its most recent fiscal year. -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by   reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, representing the last business day of the registrant’s most recently completed second fiscal quarter: N/A.  For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,393,225 as of February 1, 2010.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management.  When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

PART I

ITEM 1.  BUSINESS

Organizational History

The Company was originally incorporated in the State of Colorado on December 29, 2005, under the name Belarus Capital Corp.  The Company completed a migratory merger on August 18, 2008 and is currently incorporated in the state of Nevada.

On November 12, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Xtreme Green Products Inc., a Nevada corporation (”Xtreme”), pursuant to which the Company purchased from the Shareholders approximately 97.43% of the then issued and outstanding shares of Xtreme’s common stock in consideration for the issuance of 37,837,800 shares of common stock of the Company (the "Share Exchange").  As a result of the Exchange Agreement, (i) Xtreme became a subsidiary of the Company and (ii) the Company succeeded to the business of Xtreme as its sole business.  The Company subsequently changed its name to Xtreme Green Products Inc.

Overview of Business

We are developing revolutionary, green electric powered land and watercraft. Under the logo “Xtreme Green”, these green powered products will include “green” products such as personal mobility vehicles, motor scooters, electric motorcycles, and ATVs. They will also include everyday products such as light trucks (UTVs), people movers, and golf “cars”.

Designed with proprietary energy management systems and electric propulsion systems, these products will have the power and ability of gas powered engines, but without the particulate pollution or noise pollution. Xtreme aims for its Xtreme Green products to become the new wave and standard in Xtreme sports and everyday electric powered living.

Products

Police Mobility Vehicle (PMV-A09) – The Sentinel

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

The main features of the PMV are:

•	One person electric vehicle with unique three wheel design
•	Compact design allows rider to easily enter buildings and clear interior doorways
•	Direct drive – no chains or sprockets
•	Low center of gravity gives level and secure ride
•	Shock absorbers and anti-fatigue pads for smooth safe, fatigue free ride
•	Turns within its own radius for easy maneuverability
•	Speeds of up to 29 miles per hour
•	Hub wheel motor allows for quick pickup
•	Easily clears standard sidewalk curbs of up to 8” height
•	Lithium Ion Battery System with proprietary Energy Management System (EMS). Long life batteries can be charged 3000 times with no discernable deterioration in performance
•	Travel over 80 miles on one charge
•	Internal charger allows for charging using any 110/220 volt outlet
•	Complete police lighting and siren package
•	Ample storage compartments
•	Hydraulic disc brakes
•	Automatic parking brake engagement when rider dismounts vehicle

The police/security PMV is the first three-wheeler that Xtreme will produce. Xtreme Green Products is working on a consumer version that will be less expensive and will ride at lower speeds.  The Company has developed a commissioned sales force in over 40 states to sell to the police, universities and security companies.

Electric Motorcycle – the X Rider

Xtreme also markets and sells a full-sized electric motorcycle that runs on Lithium cells This motorcycle is over 6 feet long, will drive at speeds of 65 MPH and will go up to 100 miles on a single charge, the perfect vehicle for going back and forth to work for pennies per day.

The main features of the Electric Motorcycle are:

•	4500 watt 72 volt hub motor
•	6.5 feet long, wheelbase of 4.8 feet
•	Net weight of 266 pounds
•	Load capacity of 330 pounds
•	State of the art Lithium Ion Battery System
•	Lithium Ion Battery System will last for over 2000 charges – almost 7 years
•	Proprietary computerized Battery Management System for safety and long life
•	Speeds approaching 65 MPH
•	Maximum range of up to 100 miles depending on the battery system purchased
•	Climbing capacity of over 20 degree grade
•	Front disk brakes and rear drum brakes
•	Includes a built in charger – 110/220 volts

Electric Scooter

In addition to the products discussed above, Xtreme markets and sells a full-sized (2 meters long) electric scooter that runs on Lithium cells.  This scooter is over 6 feet long, will drive at speeds of 55 MPH and will go up to 75 miles on a single charge.

The main features of the Electric Motorcycle are:

•	3000 watt 60 volt hub motor
•	6.5 feet long, wheelbase of 4.8 feet
•	Net weight of 266 pounds
•	Load capacity of 330 pounds
•	State of the art Lithium Ion Battery System
•	Lithium Ion Battery System will last for over 2000 charges – almost 7 years
•	Proprietary computerized Battery Management System for safety and long life
•	Speeds approaching 50 MPH
•	Maximum range of up to 75 miles depending on the battery system purchased
•	Climbing capacity of over 20 degree grade
•	Front disk brakes and rear drum brakes
•	Includes a built in charger – 110/220 volts

Xtreme Green Products will implement the diffusion theory of innovation, which has been successful when introducing new and innovative products to the market. It will focus on the following five stages: knowledge, persuasion, decision, implementation, and confirmation. This strategy is designed to attract rental locations and distributors who will then advertise the product to the public and governmental agencies, informing them of the benefits and entertainment that the product will provide. This will aid the end user’s decision to purchase the Xtreme Green products and satisfaction will be confirmed upon initial use.  Further, Xtreme Green Products has developed a comprehensive publicity Green campaign to reach prospective customers and maximize brand awareness, thereby solidifying positive brand recognition within the industry.

Associated Product Lines

Xtreme intends to produce a full complement of Xtreme Green branded apparel and accessories (to be sold online and through retail locations) including: Sunglasses, Golf Shirts, Backpacks, Hats, Jackets, Helmuts, etc

Markets and Customers

Market Analysis Summary.

The market for the Police Mobility Vehicle consists of police departments, federal agencies, security firms, school districts and large manufacturing and warehousing facilities. All of these categories are international in nature. For the first two years, Xtreme intends to distribute within the United States. If there is interest overseas, Xtreme will expand its focus to cover those areas as well.

In the United States alone, there are over 18,769 police departments, with over 663,000 police officers. There are over 97,000 elementary and secondary schools. There are over 2000 security companies and untold number of large warehouse and manufacturing facilities. All of these locations as well as the armed services, the ATF and large state and federal buildings consist of the market segment that the PMV will enter into.

Competition

With respect to our PMV, we compete primarily with two major manufacturers.  The first is the Segway Personal Transporter. This product is two wheeled and works off of a gyroscope system. The price for this unit is less expensive than Xtreme’s PMV but has many differences. Some of these differences are:

•	Lower speed (12-15 MPH)
•	Fatiguing when used for lengths of time
•	Little room for accessories and emergency equipment
•	No protection for rider
•	Does not include internal charger
•	History of breakdowns

Presently, there are approximately 450 police departments using Segway PTs. In speaking to these users, the major complaints include stomach discomfort and high breakdown rates.

The second competitor is T3 Motion. T3 has created and marketed a similar three wheel vehicle to what the Company will be producing. The costing on T3 is about the same as the PMV.  When looking at both vehicles, at first there are some similarities but the PMV actually is much different and addresses a number of design features missing in the T3. They include:

•	PMV has a lower center of gravity for more stability than the T3
•	PMV includes suspension and anti-fatigue mats, not on the T3
•	PMV has a hub motor and will go 29 MPH, police version of the T3 has a chain drive and goes 25MPH
•	PMV includes an internal charger, T3 requires a second battery pack to get through the day
•	PMV has an auto braking system when the rider leaves
•	PMV easily clears 8” curb, T3 not built to go over curbs

Xtreme believes that its PMV is the most state-of-the-art and cost effective vehicle that has been offered for use in the police and security field to date.

Strategy and Implementation Summary

Xtreme will introduce its innovative and unique product to the marketplace through the implementation of a strong and inclusive marketing plan that utilizes both direct and indirect methods of advertising. To increase awareness, Xtreme Green Products has outlined a series of public relation and advertising marketing programs. Initially, Xtreme plans the development of a strong distributor network.

Marketing Strategy

Xtreme Green Products will follow a creative marketing plan that will allow it to focus directly on its target market while using its advertising dollars conservatively. The primary focus of the marketing strategy is to grow the Company’s client base. The Company will engage in the following marketing tactics:

Tradeshows:

o
Xtreme will attend trade police and security meetings and tradeshows throughout the United States to increase awareness of its product to prospective customers and to simultaneously establish industry connections and contacts.

Media:

o
Xtreme Green Products will advertise in trade publications and magazines that service the market segments for the products. These ads will include a picture of the Company’s product and all necessary contact information.

Representatives:

o
Xtreme intends to recruit a large base of U.S. rental representatives on a geographical basis board. This will establish a greater awareness of Xtreme and its products as well as increase its customer base. These representatives will have the rights to all the Xtreme Green products as they become available.

o
Xtreme Green Products will enable international representatives to purchase rights to a section of a country for a fee, based on the size of the country; this will allow them the ability to purchase a minimum amount of Xtreme Green products on an annual basis. Xtreme will set up websites that accessed on Xtreme’s main website. Both U.S. and International Representative Teams will also distribute Xtreme videos, brochures, DVDs, and CDs in order to successfully market to its customers.

Partnerships:

o
Xtreme will seek to form partnerships with producers and distributors to request placements of the Xtreme Green products in movies and television shows. This kind of product exposure will prove to be a significant selling point and will augment sales significantly.

As Xtreme expands, it will reevaluate its marketing strategy to accommodate regional consumer dynamics – the variants each region has in social, economic, and buying trends. At the corporate level, an internet-based and direct marketing strategy will continue to create awareness.

Internet Strategy

Xtreme intends to operate with an internet strategy to make its products known to a national audience. The site will be professionally designed, easily navigable, and will have a shopping cart feature allowing users to purchase Xtreme’s Company’s products from the convenience of their homes or offices. The site will be search engine optimized and Xtreme will additionally utilize Cost-Per-Click (CPC) marketing with Google AdWords and Yahoo!.

Regulations

General

Xtreme’s operations are subject to extensive federal, state, provincial, territorial, local and international environmental and safety laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non hazardous substances and materials into the environment and employee health and safety. Permits are required for certain of Xtreme’s operations, which are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their laws and regulations, and violations may result in enforcement actions such as convictions, the payment of fines or the issuing of injunctions, or some combination of the foregoing. Xtreme has obtained compliance certificates issued by the Department of Transportation, National Highway Transportation Safety Administration and believes that it is the first company to receive an EPA certification for an electric vehicle.  Additionally, Xtreme is applying for its EU certification that is required to ship the vehicles into Europe.

Laws and regulations relating mostly to engine gaseous emissions, sound levels, safety and manufacturing standards are in place or will gradually be implemented in jurisdictions where Xtreme’s products are manufactured and sold. Xtreme believes its products comply with all existing legislative and regulatory requirements in the jurisdictions where they are manufactured or sold. Moreover, Xtreme is taking appropriate measures to ensure that its products will be compliant with anticipated more stringent regulations as they become effective from time to time. While these efforts require substantial expenditures, it is impractical at this time to isolate these specific costs from total project costs.

Manufacturing

Xtreme is having the components for its products assembled and manufactured in both China and the United States. While the motor scooter and motorcycle are completely manufactured and assembled in China, the PMV is manufactured and assembled in the US. Some other products, like the ATV and the UTv will be manufactured in China but assembled in the US.

In China, Xtreme has hired three fulltime employees to set up and manage the coordination and purchasing of components, the assembly plant for the products and the quality control visits to suppliers.

Intellectual property

Xtreme does not currently have any patents or patent applications for any of its products or their components.

Employees

We have nine employees, including two executive officers.  None of our employees is represented by a labor union, and Xtreme considers its employee relations to be excellent.  Xtreme seeks to use contract workers and anticipates maintaining a small full-time employee base.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal offices are located at 5475 Wynn Road, Suite 100, Las Vegas, Nevada, consist of a 5,000 square foot warehouse that is leased at $3,500 per month. The lease expires on March 31, 2010 and Xtreme plans to move into a new facility on April 1, 2010 of approximately 35,000-40,000 square feet with a payment of about $14,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, Xtreme may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims are pending against or involving Xtreme that could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2008, the then sole shareholder of the Company approved:

(i)	adoption of the 2008 Incentive Stock Option Plan, and

(ii)	approval of the reincorporation of the Company from a Colorado corporation to a Nevada corporation.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not currently traded on any exchange.  We intend to take the necessary steps to have our common stock included for quotation on the OTC Bulletin Board as soon as possible.

Recent Sales of Unregistered Securities

In March 2008, we issued to an investor 100,000 shares of common stock for a total cash consideration of $50,000.

In April 2008, we issued to an investor 100,000 shares of common stock for a total cash consideration of $50,000.

In June 2008, we issued to three investors an aggregate of 70,000 shares of common stock for a total cash consideration of $35,000.

In July 2008, we issued to an investor 10,000 shares of common stock for a total cash consideration of $5,000.

In July 2008, we issued 50,000 shares of common stock for services rendered valued at $25,000.

In September 2008, we issued to one of our directors 200,000 shares of common stock for a total cash consideration of $100,000.

In November 2008, we issued to an investor 50,000 shares of common stock for a total cash consideration of $25,000.

In November 2008, we issued 56,000 shares of common stock for services rendered valued at $28,000.

In December 2008, we issued to an investor 50,000 shares of common stock for a total cash consideration of $25,000.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder, as they were issued in reliance on the recipients’ representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend. In addition, all recipients were provided with sufficient access to Company information.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Forward-Looking Statements

The information herein contains forward-looking statements. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

Xtreme Green Products Inc. (“Xtreme”, “we”, “our”, “us”) was incorporated under the laws of the State of Nevada on May 21, 2007. We are a development stage company and as such, we have not generated any revenue since our inception. We have developed a line of electric powered products such as personal mobility vehicles, motor scooters, light trucks (UTV) and ATVs. We also intend to develop additional products such as, people movers and golf cars. Our product line will be based on our proprietary “green” energy management system and electric propulsion system. These products will have the power and ability of gas powered engines, but without the particulate pollution or noise pollution.

Pursuant to the terms of a Share Purchase Agreement dated August 16, 2007, we purchased 5,000,000 shares of common stock of Belarus Capital Corp. (“Belarus” or the “Company”) in a private purchase transaction in exchange for $125,000 in cash and 1,000,000 shares of our common stock. At the time of the closing of this transaction, the 5,000,000 shares represented 100% of the issued and outstanding shares of common stock of Belarus. We funded the cash portion of the purchase cost through a combination of a $40,000 loan from one of our founding stockholders and from the proceeds of a private placement of 184,000 shares of our common stock at $0.50 per share. The value ascribed to the 1,000,000 shares of Xtreme stock issued in this transaction was $500,000 ($0.50 per share) which resulted in a total purchase cost of $625,000 related to the purchase of the Belarus shares. As a result of this transaction, Belarus became a wholly-owned subsidiary of Xtreme.

Recent Developments

On November 12, 2008, the shareholders of Xtreme entered into a Share Exchange Agreement (the “Exchange Agreement”) with Belarus pursuant to which Belarus purchased from the Xtreme shareholders 37,837,800 shares of Xtreme common stock which represented approximately 97.43% of the then issued and outstanding shares of Xtreme in exchange for the issuance of 37,837,800 shares of common stock of Belarus. In connection with the Exchange Agreement, Xtreme surrendered to Belarus for cancellation, all 5,000,000 shares of common stock of Belarus that it owned and as a result, Xtreme became a subsidiary of Belarus and Belarus succeeded to the business of Xtreme as its sole business. Subsequently, Belarus changed its name to Xtreme Green Products Inc.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Revenue

We did not generate any revenue in the years ended December 31, 2008 or 2007.

Costs and expenses

General and administrative expenses were $271,635 for the year ended December 31, 2008 compared to $97,585 for the year ended December 31, 2007.  Our general and administrative expenses consist primarily of (i) product design and other related product development costs and; (ii) professional fees such as legal and accounting fees related to our organizational activities and our merger with Belarus in November 2008.

We incurred stock based compensation expense related to the issuance of shares of our common stock in exchange for services rendered of $53,000 for the year ended December 31, 2008 compared to $303,648 for the year ended December 31, 2007. This non-cash expense reflects the fair value of the shares of common stock issued on the date of each grant which was $0.50.

During the year ended December 31, 2007, we incurred a charge of $625,000 related to our purchase of Belarus in August 2007. This non-cash expense was based on management’s evaluation of the carrying value of our investment in Belarus at December 31, 2007.

Net loss

Our net loss for the year ended December 31, 2008 was $324,635 or $0.01 per share compared to a net loss of $1,026,233 or $0.03 per share.

Liquidity and Capital Resources

Since our inception (May 21, 2007) and through December 31, 2008, we have incurred a cumulative net loss of $1,350,868. The notes to our audited financial statements include language that raises doubt about our ability to continue as a going concern.  At December 31, 2008, we had cash of $20,341, a net working capital deficit of $112,220 and we owed our stockholders an aggregate of $107,993. Of this total, $80,000 was due in full on December 31, 2009. The remaining stockholder loan is due on demand.

To date we have generated no revenues. The resulting lack of available cash from our operations may have an adverse impact on our liquidity, activities and operations. Until we successfully develop, manufacture, market and sell our products, we will not generate significant revenues and we may not be successful. There can be no assurances that we will achieve revenues during the next twelve months or at all. If we cannot generate sufficient revenues to continue operations, we may be forced to suspend or cease operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Actual results may differ from these estimates.

We have identified the following critical accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective for the Company beginning with its fiscal year ending December 31, 2007.

Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2008, the Company had a net loss of $1,350,868 and has working capital and stockholder deficits of $112,220 at December 31, 2008. In addition, the Company has no revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to establish its revenue base. Failure to secure such financing or to raise additional equity capital and to establish its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index of Financial statements following Part III of this Report for a listing of the Company’s financial statements and notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 24, 2009, the Company dismissed its auditors, Rotenberg & Co., LLP (“Rotenberg").  Effective August 24, 2009, the Company engaged Stark Winter Schenkein & Co., LLP (“Stark"), as its independent certified public accountant. The Company's decision to dismiss Rotenberg and retain Stark was approved by its Board of Directors on August 24, 2009.

The reports of Rotenberg on the financial statements of the Company for each of the two most recent fiscal years for which audits have been performed, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years, except that Rotenberg's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last two fiscal years.

During the Company's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

During the Company's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with Rotenberg on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Rotenberg would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with Stark regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by Stark that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

On December 11, 2009, the Company dismissed its auditors, Stark.  Effective December 11, 2009, the Company engaged Kingery and Crouse PA (“Kingery"), as its independent certified public accountant.  The Company's decision to dismiss Stark and retain Kingery was approved by its Board of Directors on December 11, 2009.

Stark report on the financial statements for the period from May 21, 2007 (inception) to December 31, 2007, were not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the period from May 21, 2007 (inception) to December 31, 2007, except that Stark’s report on the financial statements as of December 31, 2007 and for the period from May 21, 2007 to December 31, 2007 contained explanatory language that substantial doubt existed about the Company’s ability to continue as a going concern due to the Company’s net loss and its working capital deficiency at December 31, 2007.

From the date the Company retained Stark on August 24, 2009 through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

From the date the Company retained Stark on August 24, 2009 through the date of dismissal, there were no disagreements with Stark on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Stark would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with Kingery regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by Kingery that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of, as of the end of the period covered by this report, severely limited financial and other resources and limited number of employees, namely an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Plan for Remediation of Material Weaknesses

As our financial position improves, we plan to enhance our control environment and to remedy the identified material weakness by expanding the resources available to the financial reporting process.  These ongoing efforts are to include: (i) evaluating and improving our existing internal control documentation to develop clear identification of key financial and reporting controls; (ii) reviewing our accounting process; (iii) and reviewing our control procedures and assist us in developing on-going test plans to assure compliance and enhancement as needed to existing controls; and (iv) adding financial and accounting personnel as required.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of February 3, 2010:

Name	Age	Position(s)
Sandy Leavitt	64	Chairman, Chief Executive Officer and Secretary
Neil Roth	57	President, Chief Operating Officer, Chief Financial Officer and Director
Rik Deitsch	41	Director
Russell E. Hagberg	59	Director
Greg K. Hoggatt	51	Director
Byron Georgiou	61	Director*

*    On February 1 2010, the Company’s Board of Directors unanimously elected Byron Georgiou to fill an existing vacancy on the Board, which election is to be effective on the date the Company’s Directors and Officers insurance policy goes into effect.

Sandy Leavitt over 30 years experience in manufacturing and marketing of automotive related parts. He has held the position of president for a number of corporations in this field, and has developed strong and enduring relationships with Associate companies in the Far East. Mr. Leavitt has been Vice President of Sumeeko USA, a manufacturer and wholesaler of industrial fasteners and fastening equipment since 2003 and has pioneered joint ventures and established global distribution channels which have enabled worldwide sales to the automotive groups from the low cost producing nations. Mr. Leavitt’s extensive experience in sales, manufacturing, and distribution has enabled the Company to develop a comprehensive plan and control of these processes.

Neil Roth has been our President and Chief Operating Officer since August 2007. He has also been the President and Chief Operating Officer of Xtreme Green Products, Inc., a designer and manufacturer of electric power land and watercraft since that entity’s inception in March 2007. He has also been President of Roth Enterprises since 2003. In addition, he has been President of Designed Diagnostics, Inc. since February 2006. He has over 35 years of experience in the consumer products industry and corporate management of large corporations. His experience includes top executive positions at Eckerd Drugs, Revco, Thrifty Drugs, Caldor’s, and Lionel Kiddie City among others. For the past ten years, Mr. Roth has been a highly sought after marketing consultant as well as president of a medical diagnostics company. His top level administrative experience in these multi-billion dollar companies gives him the background to set up and run the Company’s administrative needs. The marketing and sales experience will allow him to create and manage, along with Mr. Leavitt, the marketing plan of the Company.

Rik Deitsch has been one of our Directors since August 2009.  He has been the Chief Executive Officer of Nutra Pharma Corp. (nutrapharma.com) since 2002, and from 1998 to 2002 served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specialized in the research of peptides derived from Cone Snail venom, Cobra venom and Gila Monster venom.  Mr. Deitsch holds both a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University and has conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch is an adjunct professor and teaches several business courses for Florida Atlantic University's College of Business and Continuing Education Department.

Russ Hagberg has been one of our Directors since August 2009.  He has served in several executive positions during his management career with  exposure to the transportation, banking, insurance, health care, and heavy manufacturing industries.   He was a key member of the senior management team that successfully restructured Santa Fe Industries and the Santa Fe Railway, serving as Vice President-HR & Labor Relations, Vice President-Transportation Operations, and Senior Vice President and Chief of Staff.  Russ was a member of the Santa Fe Railway Board of Directors and he also served on the Board of Directors of the DM&E Railroad from 2002 until its sale in late 2007 to the Canadian Pacific Railway for $2.5 Billion. Mr. Hagberg is founder and Principal of Hagberg & Associates, a management consulting firm.  He currently teaches Strategic Management and Leadership courses at Northern Illinois University (NIU).  Born and raised in Chicago, Illinois, Russ served as a Captain in the US Army, earned a B.S. Degree in Marketing from NIU and an MBA from the University of Chicago.

Greg K Hoggatt has been one of our Directors since August 2009.  He has been a Delta Airlines pilot and captain since 1985.  He graduated from Indiana University in 1978 with a double major in chemistry and biology. Mr. Hoggatt earned his U.S. Navy wings in 1980 and became a flight instructor at Naval Air Station Pensacola.  He taught air combat maneuvers, carrier landings, and formation flying to students as well as new instructors.  He subsequently became an F-14 Tomcat fighter pilot.  During that time, he was stationed at NAS Oceana, VA and flew off the USS America from 1981-1985, serving primarily in the Mediterranean and Indian Oceans.   Honorably discharged from the US Navy in December 1985, he was hired by Delta Air Lines. His experience as a top instructor, earned him a check airman position before he completed his first year at Delta.  Mr. Hoggatt became one of Delta’s youngest captains at the age of 40 when he moved to the left seat of a Boeing 727 in 1986.

Byron Georgiou is one of the ten members of the Financial Crisis Inquiry Commission, a bi-partisan commission created under the Fraud Enforcement and Recovery Act of 2009 to examine the causes, domestic and global, of the current financial and economic crisis in the United States.  Mr. Georgiou is President of Georgiou Enterprises, with wide ranging interests including partnerships in several private equity firms; a portfolio of carbon emission reduction projects in China that generate carbon credits under the Kyoto protocol; and environmental cleanup of deep coal mining sites.  Since 2005, Mr. Georgiou has served on the advisory board of the Harvard Law School Program on Corporate Governance.  In addition, since 2000, Mr. Georgiou has been affiliated of counsel to the national law firm of Coughlin Stoia Geller Rudman & Robbins, the world's largest plaintiffs' securities practice, and has had a leadership role in the historic litigations prosecuting financial fraud on behalf of defrauded investors at Enron, WorldCom, Dynegy, AOLTimeWarner, and UnitedHealth.  In 1994, he co-founded and served as President of American Partners Capital Group, concentrating on serving the needs of institutional investors through capital formation programs in a variety of alternative asset categories.  From 1983-1994, he was Managing Partner and co-founder of the San Diego law firm of Georgiou, Tosdal, Levine & Smith, a general civil practice, with emphasis on litigation and appearances before executive and legislative governmental bodies, and representation of labor organizations and their members, including contract negotiations and enforcement for many California public and private sector labor organizations. From 1980-1983, Mr. Georgiou served as Legal Affairs Secretary to California Governor Edmund G. Brown Jr., responsible for litigation by and against the Governor, judicial appointments, liaison with the Attorney General, Judiciary and State Bar, legal advice to the Governor and members of his Cabinet, and exercise of the Governor's powers of extradition and clemency.  Mr. Georgiou served from 1975-1980 in various capacities with the California Agricultural Labor Relations Board.  Mr. Georgiou received his undergraduate degree with Great Distinction from Stanford University, attending on a full Alfred P. Sloan academic scholarship, and his Juris Doctor degree magna cum laude from Harvard Law School.

Election of Directors

All directors of the Company are elected at its annual meeting of stockholders to hold office until the next annual meeting of stockholders and until their successor is elected and qualified, or until such director’s earlier death, resignation or removal.  All officers of the Company serve at the pleasure of the Board, subject to their contractual rights, if any.

Committees of the Board

We do not have currently any committees of the Board.  All functions typically performed by committees are performed by the Board as a whole.

ITEM 11.  EXECUTIVE COMPENSATION

To date, the Company has not paid any compensation to its executive officers or directors.

2008 Incentive Stock Option Plans

The sole shareholder of the Company has approved the 2008 Incentive Stock Option Plan (the "2008 Incentive Plan") and authorized 10,000,000 shares of Common Stock for issuance thereunder. The following is a summary of principal features of the 2008 Incentive Plan. The summary, however, does not purport to be a complete description of all the provisions of the 2008 Incentive Plan. A copy of the 2008 Incentive Plan is attached hereto as Appendix A.

General

The 2008 Incentive Stock Option Plan (the "2008 Incentive Plan") was adopted by the Board of Directors on May 22, 2008. The Board of Directors has initially reserved 10,000,000 shares of Common Stock for issuance under the 2008 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.  The then sole shareholder of the Company subsequently ratified the 2008 Incentive Stock Option Plan

The 2008 Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2008 Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Purpose

The primary purpose of the 2008 Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees. In the event that the 2008 Incentive Plan is not adopted the Company may have considerable difficulty in attracting and retaining qualified personnel, officers, directors and consultants.

Administration

The 2008 Incentive Plan will be administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 2008 Incentive Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

Members of the Board of Directors who are eligible employees are permitted to participate in the 2008 Incentive Plan and may vote on any matter affecting the administration of the 2008 Incentive Plan or the grant of any option pursuant to it. In the event that any member of the Board of Directors is at any time not a "disinterested person" to the extent that such member is the recipient of a grant under the 2008 Incentive Plan, then such grant under the Plan shall not be administered by said member of the Board of Directors, and may only by administered by a Committee all the members of which are disinterested persons, as so defined or by the remaining members of the Board of Directors who are not recipients of the grant in question.

Eligibility

Under the 2008 Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2008 Incentive Plan.

Effective Date

The 2008 Incentive Plan will become effective immediately following the incorporation of the Company in the State of Nevada as discussed below.

Terms of Options

The term of each Option granted under the 2008 Incentive Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2008 Incentive Plan, including the following:

(a) Purchase Price. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2008 Incentive Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

(b) Vesting. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

(c) Expiration. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for five (5) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2008 Incentive Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

(d) Transferability. No Option shall be transferable, except by will or the laws of descent and distribution, and, during the lifetime of the Optionee, Options may be exercised by the Optionee only. No Option granted under the Plan shall be subject to execution, attachment or other process.

(e) Option Adjustments. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

(f) Termination, Modification and Amendment. The 2008 Incentive Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

As of December 31, 2008 no options had been issued under the 2008 Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended October 31, 2008, Forms 3 for the following reporting persons were filed late: Sanford Leavitt, Neil Roth and Greg Hoggatt.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 1, 2010 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 41,393,225 shares issued and outstanding as of February 1, 2010.  Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock
Sandy Leavitt	22,261,300	53.8%
Neil Roth	4,625,600	11.2%
Rik Deitsch (3)	670,000	1.6%
Russell Hagberg (4)	250,000	*
Greg Hoggatt (5)	4,719,400	11.2%
Byron Georgiou (6)	10,000,000	20.1%
All Directors and Executive Officers as a Group (five persons):	32,526,300	76.8%

*   Less than 1%.
(1) The address of all individuals listed below is c/o Xtreme Green Products Inc., 5475 Wynn Road, Suite 100, Las Vegas, Nevada 89118.
(2) The number of shares indicated includes (i) shares issuable upon the exercise of outstanding stock options or warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of February 1, 2010.
(3) Includes 150,000 shares issuable upon exercise of options.
(4) Includes 150,000 shares issuable upon exercise of options.
(5) Includes 150,000 shares issuable upon exercise of options.
(6) Includes (i) 1,250,000 shares that Mr. Georgiou has committed to purchase (and the Company has committed to issue) on March 1, 2010, (ii) 3,750,000 shares issuable upon currently exercisable warrants, and (iii) 3,750,000 shares issuable upon warrants to be issued on March 1, 2010.  Does not include 150,000 shares issuable upon exercise of options to be granted when Mr. Georgiou becomes a member of the Board.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None that are required to be reported.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2008 and 2007 were $11,500 and $10,000, respectively.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 12, 2008 (1)
2.2	Articles of Merger*
2.3	Articles of Merger (Name Change)*
3.1	Articles of Incorporation *
3.2	Bylaws *
3.3	Form of common stock certificate (2)
4.1	Form of Warrant (3)
10.1	2008 Incentive Stock Option Plan (4)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350

*      Included herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 12, 2008
(2)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed March 15, 2007
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 3, 2010
(4)	Incorporated by reference to the Company’s Information Statement on Schedule 14C filed June 9, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 8, 2010	XTREME GREEN PRODUCTS INC.

/s/ Sandy Leavitt
Sandy Leavitt
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sandy Leavitt, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Sandy Leavitt	Chief Executive Officer and Director	February 8, 2010
(Principal Executive Officer)

/s/	Neil Roth	President, Chief Financial Officer and Director	February 8, 2010
(Principal Financial and Accounting Officer)

/s/	Rick Deitsch	Director	February 8, 2010

/s/	Russell E. Hagberg	Director	February 8, 2010

/s/	Gregg K. Hoggatt	Director	February 8, 2010

XTREME GREEN PRODUCTS INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2008 AND 2007	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2007,THE YEAR ENDED DECEMBER 31, 2008, AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 2008	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THE PERIOD FROM INCEPTION TO DECEMBER 31, 2008	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD ENDED DECEMBER 31, 2007,THE YEAR ENDED DECEMBER 31, 2008, AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 2008	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Xtreme Green Products Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Xtreme Green Products Inc. (a development stage company) as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the period from inception (May 21, 2007) to December 31, 2007, the year ended December 31, 2008, and the period from inception (May 21, 2007) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Products Inc. (a development stage company) as of December 31, 2007 and 2008, and the results of its operations, and its cash flows for the period from inception (May 21, 2007) to December 31, 2007, the year ended December 31, 2008, and the period from inception (May 21, 2007) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery & Crouse PA
Tampa, Florida
January 31, 2010

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2007 and 2008

	2007	2008
ASSETS
Current assets:
Cash	$5,909	$20,341
Inventory	-	8,766
TOTAL ASSETS	$5,909	$29,107

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,100	$13,334
Accrued expenses	20,000	20,000
Stockholder loans	115,394	107,993
Total current liabilities	136,494	141,327

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 38,257,800 and 38,943,800 shares
issued and outstanding	3,826	3,895
Additional paid-in capital	891,822	1,234,753
Deficit accumulated during the development stage	(1,026,233)	(1,350,868)
Total stockholders' deficit	(130,585)	(112,220)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,909	$29,107

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Statements of Operations
Period From Inception (May 21, 2007) to December 31, 2007,
the Year Ended December 31, 2008, and the
Period From Inception (May 21, 2007) to December 31, 2008

			Inception to
	2007	2008	2008
Sales	$-	$-	$-

Costs and expenses:
General and administrative	97,585	271,635	369,220
General and administrative - stock based compensation	303,648	53,000	356,648
Purchased research and development	625,000	-	625,000
Total costs and expenses	1,026,233	324,635	1,350,868
Net loss	$(1,026,233)	$(324,635)	$(1,350,868)
Per share information - basic and diluted:

Loss per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding	37,720,458	38,577,077

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
Period From Inception (May 21, 2007) to December 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Par Value	Capital	Stage	Total

Issuance of common stock to founders at $.0001 per share	36,473,800	$3,648	$-	$-	$3,648
Issuance of common stock for cash at $.50 per share	184,000	18	91,982	-	92,000
Issuance of common stock for services at $.50 per share	600,000	60	299,940	-	300,000
Issuance of common stock in connection with the
acquisition of Belarus Capital Corp. at $.50 per share	1,000,000	100	499,900	-	500,000
Net loss	-	-	-	(1,026,233)	(1,026,233)
Balance - December 31, 2007	38,257,800	3,826	891,822	(1,026,233)	(130,585)

Issuance of common stock for cash at $.50 per share	580,000	58	289,942	-	290,000
Issuance of common stock for services at $.50 per share	106,000	11	52,989	-	53,000
Net loss	-	-	-	(324,635)	(324,635)
Balance - December 31, 2008	38,943,800	$3,895	$1,234,753	$(1,350,868)	$(112,220)

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Period From Inception (May 21, 2007) to December 31, 2007,
the Year Ended December 31, 2008, and the
Period From Inception (May 21, 2007) to December 31, 2008

			Inception to
	2007	2008	2008
Cash flows from operating activities:
Net loss	$(1,026,233)	$(324,635)	$(1,350,868)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	303,648	53,000	356,648
Purchased research and development	625,000	-	625,000
Changes in operating assets and liabilities:
Increase in inventory	-	(8,766)	(8,766)
Increase in accounts payable	1,100	12,234	13,334
Increase in accrued expenses	20,000	-	20,000
Net cash used in operating activities	(76,485)	(268,167)	(344,652)

Cash flows from investing activities:
Cash used in acquisition of Belarus Capital Corp.	(125,000)	-	(125,000)

Cash flows from financing activities:
Common stock issued for cash	92,000	290,000	382,000
Stockholders loans, net	115,394	(7,401)	107,993
Net cash provided by financing activities	207,394	282,599	489,993
Net increase in cash	5,909	14,432	20,341
Cash - beginning of period	-	5,909	-
Cash - end of period	$5,909	$20,341	$20,341

Supplemental Cash Flow Information:
Value of common stock issued as consideration
in acquisition of Belarus Capital Corp.	$500,000	$-	$500,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

Note 1. Organization and Significant Accounting Policies.

Xtreme Products Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 21, 2007.  The Company intends to design, manufacture and sell electric powered recreational watercraft and land based vehicles. The Company is currently in the development stage and therefore has not developed all of its accounting policies.

The financial statements presented herein include the accounts of the Company and its wholly owned subsidiary Belarus Capital Corp. (“Belarus”) which the Company acquired on August 16, 2007. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company’s historical return experience.

Deferred revenue will be recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods and parts.

Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements.  Actual results and outcomes may differ from management’s estimates, judgments and assumptions.  Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, income and other taxes, and the fair value of stock-based compensation.  These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Reclassifications

Certain amounts presented in prior periods financial statements have been reclassified to conform to current year presentation.

Research and Development

Research and development is charged to operations as incurred.

Fair value of financial instruments

The Company’s short-term financial instruments consist of cash, accounts payable and accrued expenses and notes payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Income Taxes

The Company follows SFAS 109 “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting For Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective for the Company beginning with its fiscal year ended December 31, 2007.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of this new Statement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations”. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement did not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement did not have a material impact on the Company's financial statements.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on February 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, has not had a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned February 1, 2009. The adoption of the remainder of the standard had no material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard had no material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not believe that the adoption of FAS 142-3 has had a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not believe that the adoption of FSP APB 14-1 has had a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. the standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and, it has not had a material impact on our financial statements.

Note 2. Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2008, the Company had a net loss of $1,350,868 and has working capital and stockholder deficits of $112,220 at December 31, 2008. In addition, the Company has no revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to establish its revenue base. Failure to secure such financing or to raise additional equity capital and to establish its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3.  Acquisition of Belarus Capital Corp.

Pursuant to the terms of a Share Purchase Agreement dated August 16, 2007, the Company purchased 5,000,000 shares of common stock of Belarus directly from its sole stockholder in a private purchase transaction in exchange for $125,000 in cash and 1.0 million shares of the Company’s common stock. At the time of the closing of this transaction, the 5,000,000 shares of Belarus represented 100% of the issued and outstanding shares of common stock of Belarus.

Belarus was incorporated under the laws of the State of Colorado on December 29, 2005.  Belarus is considered to be a shell company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).  The common stock of Belarus is registered under Section 12(g) of the Exchange Act and accordingly, Belarus is required to make periodic reports pursuant to the Exchange Act.  The common stock of Belarus does not trade on an established exchange or on any the over-the-counter market.

The Company used the purchase method of accounting to record the acquisition. As of the date of its acquisition by the Company, Belarus had not commenced operations and had no assets. The financial statements of Belarus are included in the consolidated financial statements of the Company effective on the acquisition date.

The Company recorded the acquisition of Belarus as follows:

Cash	$125,000
Value of common stock issued	500,000
Total	$625,000

The value ascribed to the 1,000,000 shares of common stock issued by the Company in connection with this transaction was $0.50 per share, and was based on the price at which the Company had sold shares pursuant to a private placement. See Note 4.

The Company recorded the entire $625,000 as purchased research and development and accordingly, the Company recorded a charge of $625,000 which reduced the carrying value of its investment in Belarus to $0.

Note 4. Stockholders’ (Deficit)

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the “safe harbor” exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations.

On May 24, 2007, the Company issued an aggregate of 36,473,800 shares of common stock to its three founders for services rendered.  The shares were valued at the par value of the common stock of $0.0001.  Accordingly, the Company recorded stock based compensation of $3,648 in connection with this issuance.

During the period ended December 31, 2007, the Company issued 184,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $92,000.

During the period ended December 31, 2007, the Company issued an aggregate of 600,000 shares of common stock for services rendered and recorded stock based compensation of $300,000. The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement.

On August 10, 2007, the Company issued 1,000,000 shares of common stock in connection with its acquisition of 100% of the issued and outstanding common stock of Belarus (See Note 3). The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement.

During the year ended December 31, 2008 the Company issued 580,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $290,000.

During the year ended December 31, 2008, the Company issued an aggregate of 106,000 shares of common stock for services rendered and recorded stock based compensation of $53,000. The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement.

The 2008 Incentive Stock Option Plan (the "2008 Incentive Plan") was adopted by the Board of Directors on May 22, 2008. The Board of Directors has initially reserved 10,000,000 shares of Common Stock for issuance under the 2008 Incentive Plan and shall administer the Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2008 Incentive Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

As of December 31, 2007 and 2008, the Company had not issued any stock options or common stock warrants.

Note 5. Stockholder Loans

During 2007, the Company borrowed an aggregate of $115,394 from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. During 2008 an aggregate of $7,401 was repaid leaving a balance of $107,993 at December 31, 2008. A loan for $80,000 bears interest at 4% per annum commencing January 1, 2009, and is due on December 31, 2009, and the balance is non interest bearing and is due on demand.  The non-accrual of interest on these loans during the periods covered by these financial statements does not have a material effect on the financial statements.

Note 6. Commitments

The Company leases its facilities pursuant to an operating lease which expires on March 31, 2010 at a monthly rental of $3,500. Minimum future payments for the years ended December 31, are as follows:

2009: $42,000 2010: $10,500

Note 7. Subsequent Events (Unaudited)

Subsequent to December 31, 2008, the Company issued 1,169,000 shares of common stock pursuant to a private placement at a price of $0.50 per share and received cash proceeds of $584,500.

Subsequent to December 31, 2008, the Company issued an aggregate of 30,425 shares of common stock for services rendered and recorded stock based compensation of $15,213. The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement.

On January 28, 2010, the Company entered into and consummated the transaction contemplated under a Subscription Agreement with one investor. Under the terms of the Agreement, the Company agreed to issue 2,500,000 shares of its common stock at $0.40 per share and warrants to purchase an additional 7,500,000 shares in three tranches, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

One half of the securities were issued on January 28, 2010 for a purchase price of $500,000. The remainder will be issued at a second closing scheduled to occur on March 1, 2010, and if it does occur, the balance of the purchase price will be transferred to the Company.