Form 10-Q
period 2009-03-31
XTREME GREEN PRODUCTS INC.
filed 2010-03-02
CIK 1392477

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52502

XTREME GREEN PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

5475 Wynn Road, Suite 100, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 233-4804

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of March 2, 2010: 42,643,225.

INDEX

Page
PART I - Financial Information	1

Item 1: Financial Statements	1

Consolidated Balance Sheets March 31, 2009 (Unaudited) and December 31, 2008	1

Consolidated Statements of Operations For the Three Months Ended March 31, 2009 and 2008 (Unaudited) and the period from Inception to March 31, 2009 (Unaudited)	2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited) and the period from Inception to March 31, 2009 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2: Management's Discussion and Analysis or Plan of Operation	6

Item 4T: Controls and Procedures	8

PART II - Other Information	9

Item 1: Legal Proceedings	9

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3: Defaults Upon Senior Securities	9

Item 4: Submission of Matters to a Vote of Security Holders	9

Item 5: Other Information	9

Item 6: Exhibits	9

Signatures	10

i

PART I. FINANCIAL INFORMATION

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$2,667	$20,341
Inventory	12,042	8,766
Prepaid expenses	10,498	-
	25,207	29,107
Property and equipment	51,504	-
TOTAL ASSETS	$76,711	$29,107

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,654	$13,334
Accrued expenses	80,000	20,000
Due to stockholders	121,043	107,993
Total current liabilities	204,697	141,327

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized;
39,211,800 and 38,943,800 shares issued and outstanding, respectively	3,921	3,895
Additional paid-in capital	1,368,726	1,234,753
Deficit accumulated during the development stage	(1,500,633)	(1,350,868)
Total stockholders' deficit	(127,986)	(112,220)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76,711	$29,107

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

			For the
			Period From
			May 21, 2007
			(Inception)
			Through
	Three Months Ended March 31,		March 31,
	2009	2008	2009
Sales	$-	$-	$-

Cost of sales	-	-	-
Gross profit	-	-	-
Costs and expenses:
General and administrative	149,765	16,348	518,985
General and administrative - stock based compensation	-	-	356,648
Purchased research and development	-	-	625,000
Total costs and expenses	149,765	16,348	1,500,633
Net loss	$(149,765)	$(16,348)	$(1,500,633)
Per share information - basic and diluted:

Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	39,137,022	38,292,244

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated StatementS of Cash Flows - Unaudited

			For the
			Period From
			May 21, 2007
			(Inception)
			Through
	Three Months Ended March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(149,765)	$(16,348)	$(1,500,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	356,648
Purchased research and development	-	-	625,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(10,498)	-	(10,498)
(Increase) in inventory	(3,276)	-	(12,042)
Increase (decrease) in accounts payable	(9,681)	(599)	3,653
Increase in accrued expenses	60,000	-	80,000
Net cash used in operating activities	(113,220)	(16,947)	(457,872)

Cash flows from investing activities:
Purchase of property and equipment	(51,504)	-	(51,504)
Cash used in acquisition of Belarus Capital Corp.	-	-	(125,000)
Net cash used in investing activities	(51,504)	-	(176,504)

Cash flows from financing activities:
Common stock issued for cash	134,000	50,000	516,000
Loans from stockholders, net of repayments	13,050	-	121,043
Net cash provided by financing activities	147,050	50,000	637,043

Net increase in cash	(17,674)	33,053	2,667
Cash - beginning of period	20,341	5,909	-
Cash - end of period	$2,667	$38,962	$2,667

Supplemental Cash Flow Information:
Value of common stock issued as consideration in acquisition of Belarus Capital Corp.	$-	$-	$500,000

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS  INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

(1)           Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of  and for the year ended December 31, 2008, including notes thereto.

(2)           Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3)           Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to March 31, 2009, the Company has incurred a net loss of $1,500,633 and has a working capital deficit of $179,490 at March 31, 2009. In addition, the Company has no revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

(4)           Inventory

Inventory consists principally of parts, supplies and finished goods which are valued at the lower of cost or market on a first in – first out basis.

(5)           Property and Equipment

During the period ended March 31, 2009, the Company purchased property and equipment aggregating $51,504 consisting principally of production equipment which it will begin depreciating when it is placed in service during July 2009.

(6)       Stockholders’ (Deficit)

During the three months ended March 31, 2009, the Company issued 268,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $134,000.

(7)       Subsequent Events

Subsequent to March 31, 2009, the Company issued 901,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $450,500.

Subsequent to March 31, 2009, the Company issued an aggregate of 30,426 shares of common stock for services rendered and recorded stock based compensation of $15,213. The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement.

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

One half of the securities were issued on January 28, 2010 for a purchase price of $500,000. The remainder were issued at the second closing that occurred on March 1, 2010.

In connection with the purchase this individual was elected to the board of directors and was granted 5 year options to purchase 150,000 shares at $.50 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenue

We did not generate any revenue in the three month periods ended March 31, 2009 or 2008.

 Costs and expenses

General and administrative expenses were $149,765 for the three months ended March 31, 2009 compared to $16,348 for the three months ended March 31, 2008.  Our general and administrative expenses consist primarily of (i) salaries and wages; (ii) product design and other related product development costs and; (iii) professional fees such as legal and accounting fees related to our organizational activities and our merger with Belarus in November 2008.

During the year ended December 31, 2007, we incurred a charge of $625,000 related to our purchase of Belarus in August 2007. This non-cash expense was based on management’s evaluation of the carrying value of our investment in Belarus at December 31, 2007.

Net loss

Our net loss for the three months ended March 31, 2009 was $149,765 or $0.00 per share compared to a net loss of $16,348 or $0.00 per share.

Liquidity and Capital Resources

Since our inception (May 21, 2007) and through March 31, 2009, we have incurred a cumulative net loss of $1,500,633. The notes to our unaudited financial statements include language that raises doubt about our ability to continue as a going concern.  At March 31, 2009, we had cash of $2,667, a net working capital deficit of $179,490 and we owed our stockholders an aggregate of $121,043. Of this total, $80,000 was due in full on December 31, 2009. The remaining stockholder loan is due on demand.

During the three months ended March 31, 2009, we sold 268,000 shares of restricted common stock and received proceeds $134,000.  These proceeds were used for general working capital purposes. Subsequent to March 31, 2009, the Company issued 901,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $450,500.

On January 28, 2010, the Company entered into and consummated the transaction contemplated under a Subscription Agreement with one investor. Under the terms of the Agreement, the Company agreed to issue 2,500,000 shares of its common stock at $0.40 per share and warrants to purchase an additional 7,500,000 shares in three tranches, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share. One half of the securities were issued on January 28, 2010 for a purchase price of $500,000. The remainder was issued at a second closing that occurred on March 1, 2010.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2009, the Company  has incurred a cumulative net loss of $1,500,633 and has working capital and stockholder deficits of $179,490 and $127,986, respectively at March 31, 2009. In addition, the Company has no revenue generating operations as of March 31, 2009.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company continues to  improve procedures with regard to its disclosure controls and procedures.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control  over financial reporting during the quarter covered by this Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2009, we sold 78,000 shares of restricted common stock at a price of $0.50 per share to three investors and received total cash consideration of $39,000.

In February 2009, we sold 160,000 shares our restricted common stock at a price of $0.50 per share to six investors and received total cash consideration of $80,000.

In March 2009, we sold 30,000 shares of restricted common stock at a price of $0.50 per share to two investors and received total cash consideration of $15,000.

The above securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder, as they were issued in reliance on the recipients’ representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend. In addition, all recipients were provided with sufficient access to Company information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xtreme Green Products Inc. (Registrant)

Date: March 2, 2010	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2010	/s/ Neil Roth
Neil Roth
Chief Financial Officer (Principal Financial and Accounting Officer)