Form 10-Q
period 2009-06-30
XTREME GREEN PRODUCTS INC.
filed 2010-03-04
CIK 1392477

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of March 2, 2010: 42,643,225.

INDEX

Page
PART I - Financial Information	1

Item 1: Financial Statements	1

Consolidated Balance Sheets June 30, 2009 (Unaudited) and December 31, 2008	1

Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited) and the period from Inception to June 30, 2009 (Unaudited)	2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited) and the period from Inception to June 30, 2009 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 4T: Controls and Procedures	9

PART II - Other Information	10

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 5: Other Information	10

Item 6: Exhibits	10

Signatures	11

i

PART I. FINANCIAL INFORMATION

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$39,441	$20,341
Inventory	90,797	8,766
Prepaid expenses	14,845	-
	145,083	29,107
Property and equipment	62,418	-
TOTAL ASSETS	$207,501	$29,107

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$27,764	$13,334
Customer deposits	5,200	-
Accrued expenses	140,000	20,000
Due to stockholders	123,209	107,993
Total current liabilities	296,173	141,327

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 39,762,225 and 38,943,800 shares issued and outstanding, respectively	3,976	3,895
Additional paid-in capital	1,643,885	1,234,753
Deficit accumulated during the development stage	(1,736,533)	(1,350,868)
Total stockholders' deficit	(88,672)	(112,220)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$207,501	$29,107

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

					For the
					Period From
					May 21, 2007
					(Inception)
					Through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2009	2008	2009	2008	2009
Sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-
Costs and expenses:
General and administrative	220,688	95,764	370,453	112,022	739,673
General and administrative - stock based compensation	15,213	-	15,213	-	371,860
Purchased research and development	-	-	-	-	625,000
Total costs and expenses	235,901	95,764	385,666	112,022	1,736,533
Net loss	$(235,901)	$(95,764)	$(385,666)	$(112,022)	$(1,736,533)
Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	39,547,863	38,480,877	39,343,578	38,364,064

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows – Unaudited

			For the
			Period From
			May 21, 2007
			(Inception)
			Through
	Six Months Ended June 30,		June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(385,666)	$(112,022)	$(1,736,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,213	-	371,860
Purchased research and development	-	-	625,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(14,845)		(14,845)
(Increase) inventory	(82,031)	(2,000)	(90,796)
Increase (decrease) in accounts payable	14,430	(1,100)	27,764
Increase in accrued expenses	120,000	10,000	140,000
Increase in customer deposits	5,200	-	5,200
Net cash used in operating activities	(327,699)	(105,122)	(672,350)

Cash flows from investing activities:
Purchase of property and equipment	(62,418)	-	(62,418)
Cash used in acquisition of Belarus Capital Corp.	-	-	(125,000)
Net cash used in investing activities	(62,418)	-	(187,418)

Cash flows from financing activities:
Common stock issued for cash	394,000	135,000	776,000
Loans from stockholders, net of repayments	15,217	(6,903)	123,209
Net cash provided by financing activities	409,217	128,097	899,209
Net increase in cash	19,100	22,975	39,441
Cash - beginning of period	20,341	5,909	-
Cash - end of period	$39,441	$28,884	$39,441

Supplemental Cash Flow Information:
Value of common stock issued as consideration in acquisition of Belarus Capital Corp.	$-	$-	$500,000

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2008, including notes thereto.

(2)           Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, anti-dilutive common stock equivalents are not considered in the computation.

(3)           Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to June 30, 2009, the Company has incurred a cumulative net loss of $1,736,533 and has a working capital deficit of $151,090 at June 30, 2009. In addition, the Company has no revenue generating operations.

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

(5)           Property and Equipment

During the period ended June 30, 2009, the Company purchased property and equipment aggregating $62,418 consisting principally of production equipment which it will begin depreciating when it is placed in service during July 2009.

(6)           Stockholders’ (Deficit)

During the six months ended June 30, 2009, the Company issued 788,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $394,000.

During the six months ended June 30, 2009, the Company issued an aggregate of 30,426 shares of common stock for services rendered and recorded stock based compensation of $15,213. The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement.

(7)           Subsequent Events

Subsequent to June 30, 2009, the Company issued 381,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $190,500.

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

One half of the securities were issued on January 28, 2010 for a purchase price of $500,000. The remaining shares were issued at the second closing that occurred on March 1, 2010.

In connection with the purchase this individual was elected to the board of directors and was granted 5 year options to purchase 150,000 shares at $.50 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenue

We did not generate any revenue in the three month periods ended June 30, 2009 or 2008.

Costs and expenses

General and administrative expenses were $220,688 for the three months ended June 30, 2009 compared to $95,674 for the three months ended June 30, 2008.  Our general and administrative expenses consist primarily of (i) salaries and wages; (ii) product design and other related product development costs and; (iii) professional fees such as legal and accounting fees related to our organizational activities and our merger with Belarus in November 2008.

During the three months ended June 30, 2009, we incurred stock based compensation expense of $15,213 related to issuance of 30,426 shares of our restricted common stock to two consultants in exchange for services rendered.  The fair market value ascribed to these shares of $0.50 per share was based on the price at which we had recently sold shares pursuant to a private placement.  We did not incur stock based compensation expense during the three months ended June 30, 2008.

Net loss

Our net loss for the three months ended June 30, 2009 was $235,901 or $0.01 per share compared to a net loss of $95,674 or $0.00 per share for the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenue

We did not generate any revenue in the six month periods ended June 30, 2009 or 2008.

 Costs and expenses

General and administrative expenses were $370,453 for the six months ended June 30, 2009 compared to $112,022 for the six months ended June 30, 2008.  Our general and administrative expenses consist primarily of (i) salaries and wages; (ii) product design and other related product development costs and; (iii) professional fees such as legal and accounting fees related to our organizational activities and our merger with Belarus in November 2008.

During the six months ended June 30, 2009, we incurred stock based compensation expense of $15,213 related to issuance of 30,426 shares of our restricted common stock to two consultants in exchange for services rendered.  The fair market value ascribed to these shares of $0.50 per share was based on the price at which we had recently sold shares pursuant to a private placement.  We did not incur stock based compensation expense during the six months ended June 30, 2008.

Net loss

Our net loss for the six months ended June 30, 2009 was $385,666 or $0.01 per share compared to a net loss of $112,022 or $0.00 per share for the six months ended June 30, 2008.

Liquidity and Capital Resources

Since our inception (May 21, 2007) and through June 30, 2009, we have incurred a cumulative net loss of $1,736,533. The notes to our unaudited financial statements include language that raises doubt about our ability to continue as a going concern.  At June 30, 2009, we had cash of $39,441, a net working capital deficit of $151,090 and we owed our stockholders an aggregate of $123,209. Of this total, $80,000 was due in full on December 31, 2009. The remaining stockholder loan is due on demand.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We are pursuing financing for our operations and we are seeking additional private investments. In addition, we are seeking to establish our revenue base. Failure to secure such financing or to raise additional equity capital and to establish our revenue base may cause us to deplete our available funds and not be able to pay our obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability to continue as a going concern.

During the six months ended June 30, 2009, we sold 788,000 shares of restricted common stock and received proceeds $394,000.  These proceeds were used for general working capital purposes. Subsequent to June 30, the Company issued 381,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $190,500.

On January 28, 2010, we entered into and consummated a transaction under a Subscription Agreement with one investor. Under the terms of the Agreement, we agreed to issue 2,500,000 shares of its common stock at $0.40 per share and warrants to purchase an additional 7,500,000 shares in three tranches, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share. One half of the securities were issued on January 28, 2010 for a purchase price of $500,000. The remaining shares were issued at a second closing that occurred on March 1, 2010.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, we sold 104,000 shares of restricted common stock at a price of $0.50 per share to four investors and received total cash consideration of $52,000.

In May 2009, we sold 200,000 shares of restricted common stock at a price of $0.50 per share to five investors and received total cash consideration of $100,000.

In June 2009, we sold 216,000 shares of restricted common stock at a price of $0.50 per share to twelve investors and received total cash consideration of $108,000.

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

Xtreme Green Products Inc. (Registrant)

Date: March 4, 2010	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2010	/s/ Neil Roth
Neil Roth
Chief Financial Officer (Principal Financial and Accounting Officer)