Form 10-Q
period 2009-09-30
XTREME GREEN PRODUCTS INC.
filed 2010-06-03
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of May 17, 2010: 43,243,225.

INDEX

Page
PART I - Financial Information	3

Item 1: Financial Statements	3

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited) and the period from Inception to September 30, 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited) and the period from Inception to September 30, 2009 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4T: Controls and Procedures	12

PART II - Other Information	13

Item 1: Legal Proceedings	13

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5: Other Information	13

Item 6: Exhibits	13

Signatures	13

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$31,455	$20,341
Loans receivable	127	8,766
Accounts receivable	65,250	-
Inventory	250,339	-
Prepaid expense	45,883	-
Total current assets	393,054	29,107

Property and equipment	90,370	-
TOTAL ASSETS	$483,424	$29,107

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$101,895	$13,334
Accrued expenses	285,783	20,000
Due to stockholders	121,288	107,993
Notes payable - related party	250,398	-
Total current liabilities	759,364	141,327

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 40,108,225 and 38,943,800 shares issued and outstanding, respectively	4,011	3,894
Additional paid-in capital	1,820,374	1,234,754
Deficit accumulated during the development stage	(2,100,325)	(1,350,868)
Total stockholders' deficit	(275,940)	(112,220)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$483,424	$29,107

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

					For the
					Period From
					May 21, 2007
					(Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2009	2008	2009	2008	2009
Sales	$76,650	$-	$76,650	$-	$76,650

Cost of sales	42,298	-	42,298	-	42,298
Gross profit	34,352	-	34,352	-	34,352
Costs and expenses:
General and administrative	547,909	46,975	783,809	158,997	1,509,677
Impairment of investment in Belarus Capital Corp.	-	-	-	-	625,000
Total costs and expenses	547,909	46,975	783,809	158,997	2,134,677
Net loss	$(513,557)	$(46,975)	$(749,457)	$(158,997)	$(2,100,325)
Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding	40,047,573	38,653,017	39,580,821	38,476,701

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited

			For the
			Period From
			May 21, 2007
			(Inception)
			Through
	Nine Months Ended September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities:
Net cash used in operating activities	$(743,594)	$(142,000)	$(1,088,246)

Cash flows from investing activities:
Purchase of property and equipment	(90,370)	-	(90,370)
Cash used in acquisition of Belarus Capital Corp.	-	-	(125,000)
Net cash used in investing activities	(90,370)	-	(215,370)

Cash flows from financing activities:
Common stock issued for cash	567,000	240,000	949,000
Proceeds from notes payable - related party	250,000	-	250,000
Proceeds from loans payable	30,000	-	30,000
Loans from stockholders, net of repayments	(1,922)	(4,097)	106,071
Net cash provided by financing activities	845,078	235,903	1,335,071
Net increase in cash	11,114	93,903	31,455
Cash - beginning of period	20,341	5,909	-
Cash - end of period	$31,455	$99,812	$31,455

Supplemental Cash Flow Information:
Value of common stock issued as consideration in acquisition of Belarus Capital Corp.	$-	$-	$500,000

See the accompanying notes to the financial statements.

XTREME PRODUCTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

(1)	Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of and for the year ended December 31, 2008 on Form 10-K, including notes thereto.

(2)	Earnings Per Share

The Company calculates net income (loss) per share as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive common stock equivalents are not considered in the computation.

(3)	Basis of Reporting

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to September 30, 2009, the Company incurred net losses of $2,100,325. In addition, the Company has a working capital deficit of $366,310 at September 30, 2009. The Company has no significant revenue generating operations.

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

XTREME PRODUCTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

(4)	Notes Payable – Related Party

During the three months ended September 30, 2009, a director loaned the Company an aggregate of $250,000 with interest at 4.0% per annum.  The note is due on demand. From inception through September 30, 2009, $398 of interest was added to the note balance.

On March 25, 2010, the principal amount of the note ($250,000) was converted into 500,000 shares of the Company’s common stock.  In addition, the Company granted the director warrants to purchase additional shares as follows:

•	Three year warrant to purchase 500,000 shares of common stock at $0.50 per share.

•	Four year warrant to purchase 500,000 shares of common stock at $0.75 per share.

•	Five year warrant to purchase 500,000 shares of common stock at $0.85 per share.

(5)	Stockholders’ (Deficit)

During the nine months ended September 30, 2009, the Company issued 1,134,000 shares of common stock pursuant to a private placement at a price of $0.50 per share and received cash proceeds of $567,000.

In addition during the nine months ended September 30, 2009, the Company issued an aggregate of 30,426 shares of common stock for services rendered and recorded stock based compensation of $15,213. The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement.

(6)	Stock Options

During September 2009, the Company granted options to employees and consultants to purchase 505,000 shares of common stock, at a price of $0.50 per share, which was the fair value of the underlying common shares at the grant date based on sales of common shares for cash.  The options expire in September 2014. These options vest over the stated term.

During September 2009, the company granted options to Directors to purchase 300,000 shares of common stock, at a price of $0.50 per share, which was the fair value of the underlying common shares at the grant date based on sales of common shares for cash. The options expire in September 2019.  These options vest in equal annual amounts on the first three anniversary dates of the grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock, and other factors. Because the shares of the Company are not traded, volitality was estimated as 40 - 60%. The risk-free rates used to value the options are based on the U.S. Treasury yield curve in effect at the time of grant.

XTREME PRODUCTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

The cost recognized for the period ended September 30, 2009 was $3,526, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended September 30, 2009 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2008	-	-	-	-
Granted	805,000	$0.50	6.9	$0.00
Outstanding at September 30, 2009	805,000	$0.50	6.9	$0.00

The following table summarizes information about fixed price stock options at September 30, 2009:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	805,000	6.9	$0.50	—	$—

(7)	Subsequent Events

Subsequent to September 30, 2009, the Company issued 135,000 shares of common stock pursuant to a private placement at a price of $0.50 per share and received cash proceeds of $67,500.

The Company also issued 2,500,000 shares of common stock pursuant to a private placement at a price of $0.40 per share and received cash proceeds of $1,000,000.  These shares were sold to a director of the Company.  In addition, the Company granted the director warrants to purchase additional shares as follows:

•	Three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share.

•	Four year warrant to purchase 2,500,000 shares of common stock at $0.65 per share.

•	Five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Xtreme Green Products Inc. (“Xtreme”, “we”, “our”, “us”) was incorporated under the laws of the State of Nevada on May 21, 2007. We are a development stage company and as such, we have not generated any significant revenue since our inception. We have developed a line of electric powered products such as personal mobility vehicles, motor scooters, light trucks (UTV) and ATVs. We also intend to develop additional products such as, people movers and golf cars. Our product line will be based on our proprietary “green” energy management system and electric propulsion system. These products will have the power and ability of gas powered engines, but without the particulate pollution or noise pollution.

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

Results of Operations

Comparison of three months ended September 30, 2009 to the three months ended September 30, 2008

Sales for the three months ended September 30, 2009 were $76,650.  We did not generate any sales in the three month period ended September 30, 2008.

Cost of sales for the three months ended September 30, 2009 was $42,298 which resulted in a gross profit of $34,352 or 44.8%.

General and administrative expenses were $547,909 for the three months ended September 30, 2009 compared to $46,975 for the three months ended September 30, 2008.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, (iv) general expenses such as rent and insurance and (v) stock based compensation.  The overall increase in general and administrative expenses is attributable to the fact that we commenced manufacturing operations during the first half of 2009.

During the three months ended September 30, 2009, we incurred stock based compensation expense of $3,526 compared to $25,000 for the three months ended September 30, 2008.  Stock based compensation expense for the three months ended September 30, 2009 was related to the fair value of 805,000 stock options which were issued to various employees, consultants and directors in September 2009.  These options have an exercise price of $0.50 per share and terms ranging from 5 to 10 years.  Vesting periods range from 3 to 4 years.  We determined the fair value of these options using the Black-Scholes model and the following assumptions: expected future volatility 40-60%; expected dividends 0%, expected holding period of 5-10 years and a risk-free interest rates ranging from 2.33-3.38%.

Stock based compensation expense of $25,000 for the three months ended September 30, 2008 was related to the issuance of 50,000 shares of our restricted common stock to a consultant in exchange for services rendered.  These shares were valued at $0.50 per share which was the price at we which we sold shares for cash during the same period.

Our net loss for the three months ended September 30, 2009 was $513,557 or $0.01 per share compared to a net loss of $46,975 or $0.00 per share for the three months ended September 30, 2008.

Comparison of nine months ended September 30, 2009 to the nine months ended September 30, 2008

Sales for the nine months ended September 30, 2009 were $76,650.  We did not generate any sales in the nine month period ended September 30, 2008.

Cost of sales for the nine months ended September 30, 2009 was $42,298 which resulted in a gross profit of $34,352 or 44.8%.

General and administrative expenses were $783,809 for the nine months ended September 30, 2009 compared to $158,997 for the nine months ended September 30, 2008.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, (iv) general expenses such as rent and insurance and (v) stock based compensation.  The overall increase in general and administrative expenses is attributable to the fact that we commenced manufacturing operations during the first half of 2009.

During the nine months ended September 30, 2009, we incurred stock based compensation expense of $18,739 compared to $25,000 for the nine months ended September 30, 2008.  Stock based compensation expense for the nine months ended September 30, 2009 was related to (i) the fair value of 805,000 stock options which were issued to various employees, consultants and directors in September 2009 and, (ii) the issuance of 30,425 shares of restricted common stock in exchange for services rendered.

The options have an exercise price of $0.50 per share and terms ranging from 5 to 10 years.  Vesting periods range from 3 to 4 years.  We determined the fair value of these options using the Black-Scholes model and the following assumptions: expected future volatility 40-60%; expected dividends 0%, expected holding period of 5-10 years and a risk-free interest rates ranging from 2.33-3.38%.

The 30,425 shares of restricted common stock that were issued in exchange for services were valued at $0.50 per share which was the price at we which we sold shares for cash during the same period.  Accordingly we recorded $15,213 of stock based compensation.  Stock based compensation expense of $25,000 for the nine months ended September 30, 2008 was related to the issuance of 50,000 shares of our restricted common stock to a consultant in exchange for services rendered.  These shares were valued at $0.50 per share which was the price at we which we sold shares for cash during the same period.

Our net loss for the nine months ended September 30, 2009 was $749,457 or $0.02 per share compared to a net loss of $158,997 or $0.00 per share for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through September 30, 2009, we have incurred a cumulative net loss of $2,100,325. The notes to our unaudited financial statements include language that raises doubt about our ability to continue as a going concern.  At September 30, 2009, we had cash of $31,455, a net working capital deficit of $366,310 and we owed our stockholders an aggregate of $371,686.  These stockholders are also officers and directors of our Company.   Of the total due to stockholders, $83,265 was due in full on December 31, 2009, and $250,000 was converted into 500,000 shares of common stock on March 25, 2010.  The remaining stockholder loans are due on demand.

During the nine months ended September 30, 2009, we sold 1,134,000 shares of restricted common stock at a price per share of $0.50 per share and received proceeds $567,000.  These proceeds were used for general working capital purposes. Subsequent to September 30, 2009 and through December 31, 2009 we sold an additional 35,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $17,500.

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

We commenced selling our products during the quarter ended September 30, 2009, however, we are not profitable.  The resulting lack of available cash from our operations may have an adverse impact on our liquidity, activities and operations. Until we successfully develop, manufacture, market and sell our products, we will not generate significant revenues and we may not be successful. There can be no assurances that we will achieve sufficient revenues during the next twelve months or at all. If we cannot generate sufficient revenues to continue operations, we may be forced to suspend or cease operations.

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

Going Concern

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to September 30, 2009, the Company incurred net losses of $2,100,325. In addition, the Company has a working capital deficit of $366,310 at September 30, 2009. The Company has no significant revenue generating operations.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2009, we sold 1,134,000 shares of restricted common stock at a price per share of $0.50 per share and received proceeds $567,000.  These proceeds were used for general working capital purposes.

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

Xtreme Green Products Inc. (Registrant)

Date: June 3, 2010	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2010	/s/ Neil Roth
Neil Roth
Chief Financial Officer (Principal Financial and Accounting Officer)