Form 10-K
period 2009-12-31
XTREME GREEN PRODUCTS INC.
filed 2010-08-05
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52502
XTREME GREEN PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
2191 Mendenhall Dr. Suite 101
North Las Vegas, NV 89081
 (Address, Including Zip Code of Principal Executive Offices)

(702) 233-4804
 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
NONE
Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, $0.001 PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

State issuer's revenues for its most recent fiscal year. $248,235

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by   reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, representing the last business day of the registrant’s most recently completed second fiscal quarter: N/A.  For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,541,970 as of July 30, 2010.

TABLE OF CONTENTS

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

Overview of Business

We are an eco-vehicle company developing revolutionary, green, 100% electric powered products such as Personal Mobility Vehicles (PMVs), Motorcycles & Scooters, ATVs, UTVs, people movers, and golf “cars”.

Designed with proprietary energy management systems and electric propulsion systems, these products are expected to have the power and ability of gas powered engines, but without the particulate pollution or noise pollution. Xtreme aims for its Xtreme Green products to become the new wave and standard in environmentally conscious green 100% electric specialty vehicles.

Products

Police Mobility Vehicle (PMV-A09) – The Sentinel

The Xtreme Green Police Mobility Vehicle (PMV) is designed to replace the bicycle and foot patrol with state of the art, efficient urban neighborhood and downtown patrol. The three wheel design and the size of the vehicle (approximately 58” long and 32” wide) will allow officers to patrol on sidewalks safely as well as go through open doorways and up 8” curbs when in pursuit or rushing to a crime scene. The electric propulsion system and energy management will allow an officer to patrol as much as 80 miles without a charge at about one cent per mile cost.  With the internal charger, the PMV can be recharged with any 110 volt outlet.  The PMV is designed with sufficient storage units to allow an officer to carry the emergency supplies hard to carry on a bicycle or on foot.

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

Associated Product Lines

Xtreme intends to produce a full complement of Xtreme Green branded apparel and accessories (to be sold online and through retail locations) including: sunglasses, golf shirts, backpacks, hats, jackets and helmets.

Markets and Customers

Market Analysis Summary.

The professional personal mobility market has experienced growth in the past several years.  Personal transportation in the United States has become a necessity with law enforcement and government agencies, university campuses, airports, shopping malls, office complexes, events/promotions, military/government, and industrial areas. Similar needs exist in other parts of the world.

The increase in homeland security spending since 9/11 has been substantial.  We have an opportunity to capture a substantial portion of this market created by police department purchases of police cars, associated upgrades, bicycles and other security equipment purchased with funds from the U.S. Department of Homeland Security.  We expect that stimulus funds for local companies made available in the wake of the financial crisis of 2008 will help us grow our business further.

Adding to the substantial market for security in the post-9/11 world, increasing awareness of global warming is creating a rapidly growing market for clean technologies. As a zero-gas emissions electric vehicle, we believe that our vehicles are positioned to take advantage of this trend.

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

Media:

o
Xtreme Green Products will advertise in trade publications and magazines that service the market segments for the products .  These ads will include a picture of the Company’s product and all necessary contact information.

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

Regulations

General

Xtreme’s operations are subject to extensive federal, state, provincial, territorial, local and international environmental and safety laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non hazardous substances and materials into the environment and employee health and safety. Permits are required for certain of Xtreme’s operations, which are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their laws and regulations, and violations may result in enforcement actions such as convictions, the payment of fines or the issuing of injunctions, or some combination of the foregoing. Xtreme has obtained compliance certificates issued by the Department of Transportation, National Highway Transportation Safety Administration and believes that it is the first company to receive an EPA certification for an electric vehicle.  Additionally, Xtreme is applying for its EU certification that is required to ship the vehicles into Europe.  The Company expects to obtain certification by the end of 2010.

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

Manufacturing

Xtreme is having the components for its products assembled and manufactured in both China and the United States. While the motor scooter and motorcycle are completely manufactured and assembled in China, the PMV is manufactured and assembled at its headquarters in Las Vegas.  Some other products, like the ATV and the UTv are expected to be manufactured in China but assembled in the US.

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

ITEM 2.  DESCRIPTION OF PROPERTY UPDATE

The Company’s principal offices are located at 2191 Mendenhall Drive, Unit 101, North Las Vegas, Nevada and consist of a 33,750 square foot warehouse that is leased at $11,000 per month. The lease expires in September 2015.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, Xtreme may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims are pending against or involving Xtreme that could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not currently traded on any exchange.  We intend to take the necessary steps to have our common stock included for quotation on the OTC Bulletin Board as soon as possible.

Recent Sales of Unregistered Securities

In November 2009, we issued to an investor 15,000 shares of common stock for a total cash consideration of $7,500.

In December 2009, we issued to an investor 20,000 shares of common stock for a total cash consideration of $10,000.

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

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Sales for the year ended December 31, 2009 were $248,235.  We did not generate any sales in the year ended December 31, 2008.

Cost of sales for the year ended December 31, 2009 was $183,715 which resulted in a gross profit of $64,520 or 26.0%.

General and administrative expenses were $1,086,630 for the year ended December 31, 2009 compared to $271,635 for the year ended December 31, 2008.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, (iv) general expenses such as rent and insurance and (v) stock based compensation.  The overall increase in general and administrative expenses is attributable to the fact that we commenced manufacturing operations during the first half of 2009.

During the year ended December 31, 2009, we incurred stock based compensation expense of $29,315 compared to $53,000 for the year ended December 31, 2008.  Stock based compensation expense for the year ended December 31, 2009 was related to (i) the fair value of 805,000 stock options which were issued to various employees, consultants and directors in September 2009 and, (ii) the issuance of 30,425 shares of restricted common stock in exchange for services rendered.

Stock based compensation expense of $53,000 for the year ended December 31, 2008 was related to the issuance of an aggregate of 106,000 shares of our restricted common stock to three consultants in exchange for services rendered.  These shares were valued at $0.50 per share which was the price at we which we sold shares for cash during the same period.

Interest expense for the year ended December 31, 2009 was $13,886.  Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit.   We did not incur any interest expense during year ended December 31, 2008.

Our net loss for the year ended December 31, 2009 was $1,065,311 or $0.03 per share compared to a net loss of $324,635 or $0.01 per share for the year ended December 31, 2008.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through December 31, 2009, we have incurred a cumulative net loss of $2,416,179. The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At December 31, 2009, we had cash of $73,700, a net working capital deficit of $665,116 and we owed our stockholders an aggregate of $410,765.  These stockholders are also officers and directors of our Company.   Of the total due to stockholders, $83,265 was due in full on December 31, 2009 and has not be paid, and $250,000 was converted into 500,000 shares of common stock on March 25, 2010.  The remaining stockholder loans are due on demand.

During the year ended December 31, 2009, we sold 1,169,000 shares of restricted common stock at a price per share of $0.50 per share and received proceeds $584,500.  These proceeds were used for general working capital purposes. Subsequent to December 31, 2009 and through July 22, 2010, we sold an additional 2,862,745 shares of common stock pursuant to private placements at a prices ranging from $0.40 to $0.50 per shares and received cash proceeds of $1,181,373.

During our fiscal quarter ended March 31, 2010, one of our directors purchased 2,500,000 shares of our common stock for total cash consideration of $1,000,000.  We also issued warrants to this director as follows: (i) a three year warrant to purchase 2,500,000 shares at $0.40 per share; (ii) a four year warrant to purchase 2,500,000 shares at $0.65 per share and; (iii) a five year warrant to purchase 2,500,000 shares at $0.75 per share.

On June 22, 2010, a family trust of which one of our directors is a trustee (“the lender”) agreed to lend us an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches.  The first tranche of $250,000 was advanced on July 9, 2010.  The second tranche in the amount of $500,000 is to be funded on August 9, 2010. The balance is scheduled to be released on September 9, 2010.  The loans are scheduled to be repaid on September 8, 2011.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company’s historical return experience.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Going Concern

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to December 31, 2009, the Company incurred net losses of $2,416,179.  The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of June 22, 2010:

Name	Age	Position(s)
Sandy Leavitt	64	Chairman, Chief Executive Officer and Secretary
Neil Roth	57	President, Chief Operating Officer, Chief Financial Officer and Director
Rik Deitsch	41	Director
Russell E. Hagberg	59	Director
Greg K. Hoggatt	51	Director
Byron Georgiou	61	Director

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

Neil Roth has been our President and Chief Operating Officer since August 2007.  He has also been President of Roth Enterprises since 2003. In addition, he has been President of Designed Diagnostics, Inc. since February 2006 .  He   has over 35 years of experience in the consumer products industry and corporate management of large corporations. His experience includes top executive positions at Eckerd Drugs, Revco, Thrifty Drugs, Caldor’s, and Lionel Kiddie City among others. For the past ten years, Mr. Roth has been a highly sought after marketing consultant as well as president of a medical diagnostics company. His top level administrative experience in these multi-billion dollar companies gives him the background to set up and run the Company’s administrative needs. The marketing and sales experience will allow him to create and manage, along with Mr. Leavitt, the marketing plan of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth salaries paid to the Company’s Chief Executive and Chief Financial Officer during the fiscal year ended December 31, 2009.  In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Name and principal position (a)	Year (b)	Salary ($) (c)	Total ($) (j)
Sandy Leavitt	2009	125,000	125,000
Chief Executive Officer	2008	-0-	-0-
Neil Roth	2009	125,000	125,000
President and Chief Financial Officer	2008	-0-	-0-

Compensation of Directors

The following table sets forth compensation paid to each of the Company’s directors in each such person’s capacity as a director during the fiscal year ended December 31, 2009.  In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Name (a)	Option Awards ($) (d)	Total ($) (h)
Rik Deitsch	48,050	48,050
Russell Hagberg	48,050	48,050

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

As of December 31, 2009, 805,000 options had been issued under the 2008 Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended December 31, 2009, Forms 3 for the following reporting persons were filed late: Rik Deitsch, Greg Hoggatt and Russell Hagberg.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 30, 2010 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 43,541,970 shares issued and outstanding as of July 30, 2010.  Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock
Sandy Leavitt	20,261,300	46.5%
Neil Roth	6,625,600	15.2%
Rik Deitsch (3)	2,670,000	5.9%
Russell Hagberg (4)	250,000	*
Greg Hoggatt	4,569,400	10.5%
Byron Georgiou (5)	10,625,000	20.6%
All Directors and Executive Officers as a Group(six persons(3)(4)(5)):	45,001,300	84.2%

*   Less than 1%.
(1) The address of all individuals listed below is c/o Xtreme Green Products Inc., 2191 Mendenhall Drive, Unit 101, North Las Vegas, NV  89081.
(2) The number of shares indicated includes (i) shares issuable upon the exercise of outstanding stock options or warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of July 30, 2010.
(3) Includes 150,000 shares issuable upon exercise of options and 1,500,000 shares issuable upon the exercise of warrants.
(4) Includes 150,000 shares issuable upon exercise of options.
(5) Includes (i) 7,500,000 shares issuable upon currently exercisable warrants, and (ii) 625,000 shares of common stock issuable upon conversion of a convertible loan held by a family trust of which Mr. Georgiou is a trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During January and March 2010, the Company issued to Byron Georgiou, one of the Company’s directors, an aggregate of 2,500,000 shares of common stock at $0.40 per and warrants to purchase an additional 7,500,000 shares in three tranches, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.  The purchase price for the securities was $1,000,000.

On June 22, 2010, a family trust of which Mr. Georgiou is a trustee agreed to lend to the Company an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches.  The first tranche of $250,000 was advanced on July 9, 2010.  The second tranche in the amount of $500,000 will be funded on August 9, 2010. The balance is scheduled to be released on September 9, 2010.  The loans are scheduled to be repaid on September 8, 2011.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.  In connection with this transaction, Mr. Georgiou was also granted the right to set up distributorships in the states of California, Washington and Oregon.

During April 2010, Rik Deitsch, one of the Company’s directors, converted a loan to the Company in the principal amount of $250,000 into 500,000 shares of common stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2009 and 2008 were $20,000 and $12,000, respectively.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 12, 2008 (1)
2.2	Articles of Merger(2)
2.3	Articles of Merger (Name Change) (2)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Form of common stock certificate (3)
4.1	Form of Warrant (4)
10.1	2008 Incentive Stock Option Plan (5)
31.1	Chief Executive Officer Certification*
31.2	Chief Financial Officer Certification*
32	Certification Pursuant to 18 U.S.C. Section 1350 *

*      Included herewith.
(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed November 12, 2008

(2) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(3) Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed March 15, 2007

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed February 3, 2010

(5) Incorporated by reference to the Company’s Information Statement on Schedule 14C filed June 9, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 2, 2010	XTREME GREEN PRODUCTS INC.

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

	Signature	Title	Date

/s/	Sandy Leavitt	Chief Executive Officer and Director	August 2, 2010
(Principal Executive Officer)

/s/	Neil Roth	President, Chief Financial Officer and Director	August 2, 2010
(Principal Financial and Accounting Officer)

/s/	Rik Deitsch	Director	August 5, 2010

/s/	Russell E. Hagberg	Director	August 5, 2010

/s/	Greg K. Hoggatt	Director	August 5, 2010

/s/	Byron Georgiou	Director	August 5, 2010

XTREME GREEN PRODUCTS INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Xtreme Green Products Inc.

We have audited the accompanying consolidated balance sheets of Xtreme Green Products Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing, the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Products Inc. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Kingery & Crouse PA
Tampa, Florida
July 22, 2010

XTREME GREEN PRODUCTS INC.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash	$73,700	$20,341
Accounts receivable	11,000	-
Inventory	214,787	8,766
Total current assets	299,487	29,107
Property and equipment	88,498	-
Other assets	12,901	-
TOTAL ASSETS	$400,886	$29,107

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$119,483	$13,335
Accrued expenses - related parties	240,000	20,000
Accrued expenses	3,395	-
Line of credit	150,000	-
Note payable - related party	252,935	-
Customer deposits	40,960	-
Stockholder loans	157,830	107,993
Total current liabilities	964,603	141,328

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 40,143,225 and 38,943,800 shares
issued and outstanding	4,014	3,894
Additional paid-in capital	1,848,448	1,234,753
Accumulated deficit	(2,416,179)	(1,350,868)
Total stockholders' deficit	(563,717)	(112,221)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400,886	$29,107

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
Sales	$248,235	$-

Cost of sales	183,715	-
Gross margin	64,520	-
Costs and expenses:
General and administrative	1,086,630	271,635
General and administrative - stock based compensation	29,315	53,000
Interest expense	13,886	-
Total costs and expenses	1,129,831	324,635
Net loss	$(1,065,311)	$(324,635)
Per share information - basic and diluted:
Loss per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding	39,717,962	38,577,077

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance - December 31, 2007	38,257,800	$3,825	$891,822	$(1,026,233)	$(130,586)

Issuance of common stock for cash	580,000	58	289,942	-	290,000
Issuance of common stock for services	106,000	11	52,989	-	53,000
Net loss	-	-	-	(324,635)	(324,635)
Balance - December 31, 2008	38,943,800	3,894	1,234,753	(1,350,868)	(112,221)

Issuance of common stock for cash	1,169,000	117	584,383	-	584,500
Issuance of common stock for services	30,425	3	15,210	-	15,213
Fair value of options issued	-	-	14,102	-	14,102
Net loss	-	-	-	(1,065,311)	(1,065,311)
Balance - December 31, 2009	40,143,225	$4,014	$1,848,448	$(2,416,179)	$(563,717)

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(1,065,311)	$(324,635)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	29,315	53,000
Depreciation	4,409	-
Interest added to note payable - related party	2,935	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,000)	-
Increase in inventory	(206,021)	(8,766)
Increase in other assets	(12,901)	-
Increase in accounts payable	106,149	12,234
(Decrease) in accrued expenses	(16,607)	-
Increase in accrued expenses - related party	240,000	-
Increase in customer deposits	40,960	-
Net cash used in operating activities	(888,072)	(268,167)

Cash flows from investing activities:
Purchase of property and equipment	(92,907)	-

Cash flows from financing activities:
Common stock issued for cash	584,500	290,000
Proceeds from line of credit	150,000	-
Directors loan	250,000	-
Stockholders loans, net	49,838	(7,401)
Net cash provided by financing activities	1,034,338	282,599
Net increase in cash	53,359	14,432
Cash - beginning of period	20,341	5,909
Cash - end of period	$73,700	$20,341

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See the accompanying notes to the financial statements.

Xtreme Products Inc.
Notes to Consolidated Financial Statements
December 31, 2007 and 2008

Note 1. Organization and Significant Accounting Policies.

Xtreme Products Inc. (the Company) was incorporated under the laws of the State of Nevada on May 21, 2007.  The Company designs, manufactures and sells electric powered recreational watercraft and land based vehicles. The Company was in the development stage prior to the current fiscal year.

The financial statements presented herein include the accounts of the Company and its wholly owned subsidiary Belarus Capital Corp. (Belarus) which the Company acquired on August 16, 2007. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company’s historical return experience.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Major Customers

Accounts receivable are due primarily from companies located throughout the United States. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant.  During 2009, two customers accounted for 66% and 11% of our revenues.

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods and parts.

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Reclassifications

Certain amounts presented in prior periods’ financial statements have been reclassified to conform to current year presentation.

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

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight line method over the estimated useful lives of the assets of 5 years.

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

All tax periods from inception remain open to examination by taxing authorities.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Recent Pronouncements

Adoption of New Accounting Standards

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles  (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations).  The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements).  The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (ASC 820) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities . The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments).  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), and other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.  The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events  (formerly SFAS No. 165,  Subsequent Events)  is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets,  an amendment to SFAS No.  140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Note 2. Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2009, aggregating $2,416,179 and has working capital and stockholder deficits of $665,116 and $563,717 at December 31, 2009.
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

Note 3.  Property and Equipment

Property and equipment consists of the following at December 31, 2009:

Manufacturing equipment	$65,099
Automotive equipment	27,808
92,907
Accumulated depreciation	(4,409)
$88,498

Depreciation charged to operations was $4,409 in 2009.

Note 4. Stockholders’ (Deficit)

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the safe harbor exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations.

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

During the year ended December 31, 2009 the Company issued 1,169,000 shares of common stock pursuant to a private placement at a price of $0.50 per shares and received cash proceeds of $584,500.

During the year ended December 31, 2009, the Company issued an aggregate of 30,425 shares of common stock for services rendered and recorded stock based compensation of $15,213. The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement.

The 2008 Incentive Stock Option Plan (the "2008 Incentive Plan") was adopted by the Board of Directors on May 22, 2008. The Board of Directors has initially reserved 10,000,000 shares of Common Stock for issuance under the 2008 Incentive Plan and shall administer the Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options there under.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock, and other factors. Because the shares of the Company are not traded, volatility was estimated at 40 - 60%. The risk-free rates used to value the options are based on the U.S. Treasury yield curve in effect at the time of grant.

The total fair value of the options is $211,567 and the cost recognized for the year ended December 31, 2009 was $14,102, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended December 31, 2009 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2008	-	-	-	-
Granted	805,000	$0.50	6.9	$0.00
Outstanding at December 31, 2009	805,000	$0.50	6.9	$0.00

The following table summarizes information about fixed price stock options at December 31, 2009:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	805,000	6.9	$0.50	—	$—

Note 5. Related Party Transactions

Notes and Loans

During 2007, the Company borrowed an aggregate of $115,394 from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. During 2008 an aggregate of $7,401 was repaid leaving a balance of $107,993 at December 31, 2008. Through December an additional $49,838 was advanced bringing the balance to $157,830 at December 31, 2009. The loans are due on demand and bear interest at 4%.

During the September 2009, a director loaned the Company an aggregate of $250,000 with interest at 4.0% per annum. The note is due on demand. From inception through September 30, 2009, $2,935 of interest was added to the note balance.

On March 25, 2010, the principal amount of the note ($250,000) was converted into 500,000 shares of the Company’s common stock (see Note 6). In addition, the Company granted the director warrants to purchase additional shares as follows:

•         Three year warrant to purchase 500,000 shares of common stock at $0.50 per share.

•         Four year warrant to purchase 500,000 shares of common stock at $0.75 per share.

•         Five year warrant to purchase 500,000 shares of common stock at $0.85 per share.

Other

During 2009 the Company purchased a vehicle from an officer for $18,000.

Note 6. Line of Credit

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2010. The line is secured by certain assets of a related party.

Note 7. Income Taxes

Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2009 and 2008. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2009, the Company has a net operating loss carry forward of approximately $1.1 million. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2029. The deferred tax asset of approximately $375,000 relating to the operating loss carry forward has been fully reserved at December 31, 2009. The increase in the valuation allowance related to the deferred tax asset was approximately $270,000 during 2009. The principal difference between the accumulated deficit for income tax purposes and the accumulated deficit for financial reporting purposes results from stock compensation, the impairment of the costs related to the acquisition of Belarus and the accrual of unpaid officer salaries.

Note 8. Commitments

During March 2010, the Company entered into a lease for office and warehouse space for a five year period. The lease calls for rental payments as follows:

2010	$32,151
2011	$129,567
2012	$133,452
2013	$137,460
2014	$141,576
2015	$108,558

Rent expense was $26,000 and $0 for the years ended December 31, 2009 and 2008.

Note 9. Subsequent Events

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

One half of the securities were issued in January 2010 for a purchase price of $500,000. The remainder was issued on March 2010 for a purchase price of $500,000.

During April 2010 the Company sold 100,000 shares of common stock at $0.50 per share and received proceeds of $50,000.

During June 2010 the Company sold 102,995 shares of common stock at $0.50 per share and received proceeds of $51,498. In addition, 36,000 shares to a consultant for services rendered. The shares were valued at $0.50 per share.

During July 2010 the Company sold 159,750 shares of common stock at $0.50 per share and received proceeds of $79,875.

On June 22, 2010, a family trust of which a director is a trustee agreed to lend to the Company an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches.  The first tranche of $250,000 was advanced on July 9, 2010.  The second tranche in the amount of $500,000 is to be funded on August 9, 2010. The balance is scheduled to be released on September 9, 2010.  The loans are scheduled to be repaid on September 8, 2011.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.