Form 10-Q
period 2010-03-31
XTREME GREEN PRODUCTS INC.
filed 2010-09-15
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52502

XTREME GREEN PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2191 Mendenhall Dr. Suite 101, North Las Vegas, NV	89801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 233-4804

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of September 3, 2010: 43,601,870.

INDEX

PART I. FINANCIAL INFORMATION

XTREME GREEN PRODUCTS INC.
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$115,388	$73,700
Accounts receivable	24,550	11,000
Inventory	352,856	214,787
Prepaid expenses	125,035	-
Total current assets	617,829	299,487
Property and equipment	140,605	88,498

Other assets	36,186	12,901
TOTAL ASSETS	$794,620	$400,886

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$60,841	$119,483
Accrued expenses - related parties	210,000	240,000
Accrued expenses	57,554	3,395
Line of credit	-	150,000
Note payable - related party	5,442	252,935
Customer deposits	40,960	40,960
Stockholder loans	143,400	157,830
Total current liabilities	518,197	964,603

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 43,143,225 and 40,143,225 shares
issued and outstanding	4,314	4,014
Additional paid-in capital	3,098,148	1,848,448
Accumulated deficit	(2,826,039)	(2,416,179)
Total stockholders' equity (deficit)	276,423	(563,717)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$794,620	$400,886

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Sales	$33,600	$-

Cost of sales	51,013	-
Gross margin	(17,413)	-
Costs and expenses:
General and administrative	385,036	149,765
Interest expense	7,411	-
Total costs and expenses	392,447	149,765
Net loss	$(409,860)	$(149,765)
Per share information - basic and diluted:

Loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding	41,996,003	39,137,022

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net cash used in operating activities	$(737,737)	$(113,220)
Cash flows from investing activities:
Purchase of property and equipment	(56,145)	(51,504)
Net cash used in investing activities	(56,145)	(51,504)
Cash flows from financing activities:
Common stock issued for cash	1,000,000	134,000
Proceeds from (repayment of) line of credit	(150,000)	-
Stockholders loans, net	(14,430)	13,050
Net cash provided by financing activities	835,570	147,050
Net increase in cash	41,688	(17,674)
Cash - beginning of period	73,700	20,341
Cash - end of period	$115,388	$2,667

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note to common stock	$250,000	$-

See the accompanying notes to the financial statements.

XTREME PRODUCTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of and for the year ended December 31, 2009, on Form 10-K, including notes thereto.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through March 31, 2010, aggregating $2,826,039.

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

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)       Notes payable – Related Parties

At December 31, 2009 an aggregate of $157,830 was due to three. During the three months ended March 31, 2010, $14,430 was repaid leaving a balance of $143,400 at March 31, 2010. The loans are due on demand and bear interest at 4%.

During the three months ended September 30, 2009, a director loaned the Company an aggregate of $250,000 with interest at 4.0% per annum.  The note was due on demand.

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

The balance of the note including the unpaid interest accrual at March 31, 2010, was $5,442.

(5)       Line of Credit

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2010. The line is secured by certain assets of a related party. The balance of the line at December 31, 2009, of $150,000 was repaid during the period ended March 31, 2010 and the unused portion of the line at March 31, 2010, was $150,000. Subsequent to March 31, 2010, the Company borrowed the balance of the line of $150,000.

(6)       Stockholders’ (Deficit)

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

(7)       Stock Options

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

The cost recognized for the period ended March 31, 2010 was $10,578, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used:

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended March 31, 2010 is presented below:
Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	-	-	-	-
Granted	-	-	-	-
Outstanding at March 31, 2010	805,000	$0.50	6.6	$0.00

The following table summarizes information about fixed price stock options at March 31, 2010:
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	805,000	6.6	$0.50	—	$—

(8)       Subsequent Events

Common Stock

During April 2010 the Company sold 100,000 shares of common stock at $0.50 per share and received proceeds of $50,000.

During June 2010 the Company sold 102,995 shares of common stock at $0.50 per share and received proceeds of $51,498. In addition, 36,000 shares to a consultant for services rendered. The shares were valued at $0.50 per share.

During July 2010 the Company sold 199,750 shares of common stock at $0.50 per share and received proceeds of $99,875.

During August 2010 the Company sold 19,900 shares of common stock at $0.50 per share and received proceeds of $9,950.

Other

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

Results of Operations

Comparison of three months ended March 31, 2010 to the three months ended March 31, 2009

Sales for the three months ended March 31, 2010 were $33,600.  We did not generate any sales in the three months ended March 31, 2009.

Cost of sales for the three months ended March 31, 2010 was $51,013 which resulted in a gross loss of $17,413.

General and administrative expenses were $385,036 for the three months ended March 31, 2010 compared to $149,765 for the three months ended March 31, 2009.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, (iv) general expenses such as rent and insurance. The overall increase in general and administrative expenses is primarily attributable to an increase in the number of full-time employees. We had 12 full-time employees during the three months ended March 31, 2010 compared to two full-time employees during the comparable period in 2009.

Interest expense for three months ended March 31, 2010 was $7,411.  Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit.   We did not incur any interest expense during the three months ended March 31, 2009.

Our net loss for the three months ended March 31, 2010 was $409,860 or $0.01 per share compared to a net loss of $149,765 or $0.00 per share for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through March 31, 2010, we have incurred a cumulative net loss of $2,826,039. The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At March 31, 2010, we had cash of $115,388, net working capital of $99,632 and we owed our stockholders an aggregate of $143,400. Some of these stockholders are also officers and directors of our Company.   Of the total due to stockholders, $83,265 was due in full on December 31, 2009 and has not been paid. The remaining stockholder loans are due on demand.

During the year ended December 31, 2009, we sold 1,169,000 shares of restricted common stock at a price per share of $0.50 per share and received proceeds $584,500.  These proceeds were used for general working capital purposes. During the quarter ended March 31, 2010, one of our directors purchased 2,500,000 shares of our common stock for total cash consideration of $1,000,000.  We also issued warrants to this director as follows: (i) a three year warrant to purchase 2,500,000 shares at $0.40 per share; (ii) a four year warrant to purchase 2,500,000 shares at $0.65 per share and; (iii) a five year warrant to purchase 2,500,000 shares at $0.75 per share.

Subsequent to March 31, 2010 and through September 3, 2010, we sold an additional 458,645 shares of common stock pursuant to private placements at a price of $0.50 per share and received cash proceeds of $229,323.

On June 22, 2010, a family trust of which one of our directors is a trustee (“the lender”) agreed to lend us an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches.  The first tranche of $250,000 was advanced on July 9, 2010.  The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance is scheduled to be released on September 9, 2010.  The loans are scheduled to be repaid on September 8, 2011.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

During December 2009 we secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2010. The line is secured by certain assets of a related party. The balance of the line at December 31, 2009, of $150,000 was repaid during the period ended March 31, 2010, and the unused portion of the line at March 31, 2010, was $150,000. During the period ended June 30, 2010, we borrowed the entire balance of the line of $150,000.

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

Stock-Based Compensation

We account for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns is estimated based on our historical return experience.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Going Concern

Our condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to March 31, 2010, we have incurred a cumulative net loss totaling $2,826,039. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We are pursuing financing for our operations and we are seeking additional private investments. In addition, we are seeking to grow our revenue base. Failure to secure such financing, raise additional equity capital and establish our revenue base may result in the depletion of available funds and as a result, we may not be able pay our obligations.

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

Recent Accounting Pronouncements

The following Accounting Standards Codification Updates have been issued, or became effective, since the beginning of the current period covered by these financial statements:

Pronouncement	Issued	Title

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2012-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities – Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

ASU No. 2010-12	April 2010	Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update)

ASU No. 2010-13	April 2010
Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-14	April 2010	Accounting for Extractive Activities—Oil & Gas—Amendments to Paragraph 932-10-S99-1 (SEC Update)

ASU No. 2010-15	April 2010
Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our condensed consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our condensed consolidated financial statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we sold 2,500,000 shares of restricted common stock at a price per share of $0.40 per share and received proceeds $1,000,000. These proceeds were used for general working capital purposes.

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

Xtreme Green Products Inc. (Registrant)

Date: September 15, 2010	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2010	/s/ Neil Roth
Neil Roth
Chief Financial Officer (Principal Financial and Accounting Officer)