Form 10-Q
period 2010-06-30
XTREME GREEN PRODUCTS INC.
filed 2010-09-29
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of September 27, 2010:  43,601,870.

INDEX

PART I. FINANCIAL INFORMATION

XTREME GREEN PRODUCTS INC.
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$10,403	$73,700
Accounts receivable	11,550	11,000
Inventory	389,717	214,787
Prepaid expenses	96,811	-
Total current assets	508,481	299,487
Property and equipment	145,080	88,498

Other assets	36,186	12,901
TOTAL ASSETS	$689,747	$400,886

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$105,008	$119,483
Accrued expenses - related parties	200,000	240,000
Accrued expenses	4,814	3,395
Line of credit	150,000	150,000
Note payable - related party	5,442	252,935
Customer deposits	22,260	40,960
Current portion of long term debt	11,144	-
Stockholder loans	133,879	157,830
Total current liabilities	632,547	964,603

Long term debt	22,120	-
Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 100,000,000 shares authorized; 43,382,220 and 40,143,225 shares issued and outstanding	4,338	4,014
Additional paid-in capital	3,238,778	1,848,448
Accumulated deficit	(3,208,036)	(2,416,179)
Total stockholders' equity (deficit)	35,080	(563,717)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$689,747	$400,886

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months		Six Months
	2010	2009	2010	2009
Sales	$91,330	$-	$124,930	$-

Cost of sales	55,557	-	106,570	-
Gross margin	35,773	-	18,360	-
Costs and expenses:
General and administrative	414,052	235,901	799,088	385,666
Interest expense	3,718	-	11,129	-
Total costs and expenses	417,770	235,901	810,217	385,666
Net loss	$(381,997)	$(235,901)	$(791,857)	$(385,666)
Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding	43,289,048	39,547,863	42,646,097	39,343,578

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net cash used in operating activities	$(1,069,639)	$(327,699)
Cash flows from investing activities:
Purchase of property and equipment	(71,205)	(62,418)
Net cash used in investing activities	(71,205)	(62,418)
Cash flows from financing activities:
Common stock issued for cash	1,101,498	394,000
Stockholders loans, net	(23,951)	15,217
Net cash provided by financing activities	1,077,547	409,217
Net increase (decrease) in cash	(63,297)	19,100
Cash - beginning of period	73,700	20,341
Cash - end of period	$10,403	$39,441

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note to common stock	$250,000	$-

See the accompanying notes to the financial statements.

XTREME PRODUCTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through June 30, 2010, aggregating $3,208,036.

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

At December 31, 2009 an aggregate of $157,830 was due to three. During the six months ended June 30, 2010, $23,951 was repaid leaving a balance of $133,879 at June 30, 2010. The loans are due on demand and bear interest at 4%.

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

The balance of the note including the unpaid interest accrual at June 30, 2010, was $5,442.

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

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2010. The line is secured by certain assets of a related party. The balance of the line at December 31, 2009, of $150,000 was repaid and re borrowed during the period ended June 30, 2010. The unused portion of the line at June 30, 2010, was $0.

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

The cost recognized for the period ended June 30, 2010, was $21,156, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used:

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended June 30, 2010, is presented below:
Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	-	-	-	-
Granted	-	-	-	-
Outstanding at June 30, 2010	805,000	$0.50	6.6	$0.00

The following table summarizes information about fixed price stock options at June 30, 2010:
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	805,000	6.6	$0.50	—	$—

(8)	Subsequent Events

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

Results of Operations

Comparison of three months ended June 30, 2010 to the three months ended June 30, 2009

Sales for the three months ended June 30, 2010 were $91,330.  We did not generate any sales in the three months ended June 30, 2009.

Cost of sales for the three months ended June 30, 2010 was $55,557 which resulted in a gross profit of $35,773.

General and administrative expenses were $414,052 for the three months ended June 30, 2010 compared to $235,901 for the three months ended June 30, 2009.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, (iv) general expenses such as rent and insurance.  The overall increase in general and administrative expenses is primarily attributable to an increase in the number of full-time employees.  We had 12 full-time employees during the three months ended June 30, 2010 compared to two full-time employees during the comparable period in 2009.

Interest expense for three months ended June 30, 2010 was $3,718.  We did not incur any interest expense during the comparable period in 2009.   Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under a short term line of credit.

Our net loss for the three months ended June 30, 2010 was $381,997 or $0.01 per share compared to a net loss of $235,901 or $0.01 per share for the comparable prior in 2009.

Comparison of six months ended June 30, 2010 to the six months ended June 30, 2009

Sales for the six months ended June 30, 2010 were $124,930.  We did not generate any sales in the six months ended June 30, 2009.

Cost of sales for the six months ended June 30, 2010 was $106,570 which resulted in a gross profit of $18,360.

General and administrative expenses were $799,088 for the six months ended June 30, 2010 compared to $385,666 for the six months ended June 30, 2009.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, (iv) general expenses such as rent and insurance.  The overall increase in general and administrative expenses is primarily attributable to an increase in the number of full-time employees.  We had 12 full-time employees during the six months ended June 30, 2010 compared to two full-time employees during the comparable period in 2009.  In addition, we incurred an increase in product development expenses in the six months ended June 30, 2010 in connection with the expansion of our product line.

Interest expense for six months ended June 30, 2010 was $11,129.  We did not incur any interest expense during the comparable period in 2009.   Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under a short term line of credit.

Our net loss for the six months ended June 30, 2010 was $791,857 or $0.02 per share compared to a net loss of $385,666 or $0.01 per share for the comparable prior in 2009.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through June 30, 2010 we have incurred a cumulative net loss of $3,208,036.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At June 30, 2010, we had cash of $10,403, a net working capital deficit of $124,066 and we owed our stockholders an aggregate of $133,879.  Some of these stockholders are also officers and directors of our Company.  Of the total due to stockholders, $83,265 was due in full on December 31, 2009 and has not been paid. The remaining stockholder loans are due on demand.

During the year ended December 31, 2009, we sold 1,169,000 shares of restricted common stock at a price per share of $0.50 per share and received cash proceeds of $584,500.  The proceeds were used for general working capital purposes.

During the six months ended June 30, 2010, we sold 202,995 shares of restricted common stock at a price per share of $0.50 per share and received cash proceeds of $101,498.  Also during the six months ended June 30, 2010, one of our directors purchased 2,500,000 shares of our common stock for total cash consideration of $1,000,000.  In addition, we issued warrants to this director as follows: (i) a three year warrant to purchase 2,500,000 shares at $0.40 per share; (ii) a four year warrant to purchase 2,500,000 shares at $0.65 per share and; (iii) a five year warrant to purchase 2,500,000 shares at $0.75 per share.  All of the proceeds described above were used for general working capital purposes.

On June 22, 2010, a family trust of which one of our directors is a trustee, agreed to lend us an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches.  The first tranche of $250,000 was advanced on July 9, 2010 and the second tranche in the amount of $500,000 was funded on August 9, 2010.  The remaining $250,000 was funded on September 9, 2010.  The loans are scheduled to be repaid on September 8, 2011.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

Subsequent to June 30, 2010 and through September 27, 2010, we sold an additional 219,650 shares of common stock pursuant to private placements at a price of $0.50 per share and received cash proceeds of $109,825.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to June 30, 2010, we have incurred a cumulative net loss totaling $3,208,036.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements – The following Accounting Standards Codification Updates have been issued, or became effective, since the beginning of the current period covered by these financial statements:

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

ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-19	May 2010	Foreign Currency (Topic 830): Foreign currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update)

ASU No. 2010-20	July 2010	Receivables (Topic 310): Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU No. 2010-21	August 2010
Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update)

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our condensed consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our condensed consolidated financial statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we sold 202,995 shares of restricted common stock at a price per share of $0.50 per share and received proceeds $101,498. These proceeds were used for general working capital purposes.

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

Xtreme Green Products Inc. (Registrant)

Date: September 29, 2010	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: September 29, 2010	/s/ Neil Roth
Neil Roth
Chief Financial Officer (Principal Financial and Accounting Officer)