Form 10-Q
period 2010-09-30
XTREME GREEN PRODUCTS INC.
filed 2010-11-15
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52502

XTREME GREEN PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2191 Mendenhall Dr. Suite 101, North Las Vegas, NV	89081
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 233-4804

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of November 4, 2010:  43,669,370.

PART I. FINANCIAL INFORMATION

XTREME GREEN PRODUCTS INC.
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$264,222	$73,700
Accounts receivable	23,515	11,000
Inventory	587,959	214,787
Prepaid expenses	119,654	-
Total current assets	995,350	299,487
Property and equipment	170,627	88,498

Other assets	46,493	12,901
TOTAL ASSETS	$1,212,470	$400,886

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,864	$119,483
Accrued expenses - related parties	175,536	240,000
Accrued expenses	6,487	3,395
Line of credit	150,000	150,000
Convertible debt	1,000,000	-
Note payable - related party	5,442	252,935
Customer deposits	3,545	40,960
Current portion of long term debt	11,144	-
Stockholder loans	119,480	157,830
Total current liabilities	1,495,498	964,603

Long term debt	19,182	-
Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 100,000,000 shares authorized; 43,659,370 and 40,143,225 shares issued and outstanding	4,366	4,014
Additional paid-in capital	3,388,172	1,848,448
Accumulated deficit	(3,694,748)	(2,416,179)
Total stockholders' equity (deficit)	(302,210)	(563,717)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,212,470	$400,886

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months		Nine Months
	2010	2009	2010	2009
Sales	$226,801	$76,650	$351,731	$76,650

Cost of sales	124,000	42,298	230,570	42,298
Gross margin	102,801	34,352	121,161	34,352
Costs and expenses:
General and administrative	572,254	547,909	1,371,342	783,810
Interest expense	17,259	-	28,388	-
Total costs and expenses	589,513	547,909	1,399,730	783,810
Net loss	$(486,712)	$(513,557)	$(1,278,569)	$(749,458)
Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding	43,621,159	38,653,017	42,974,689	39,580,821

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net cash used in operating activities	$(1,861,584)	$(743,594)
Cash flows from investing activities:
Purchase of property and equipment	(100,867)	(90,370)
Net cash used in investing activities	(100,867)	(90,370)
Cash flows from financing activities:
Common stock issued for cash	1,191,323	567,000
Proceeds from notes payable - related party	1,000,000	250,000
Proceeds from loans payable	-	30,000
Stockholders loans, net	(38,350)	(1,922)
Net cash provided by financing activities	2,152,973	845,078
Net increase (decrease) in cash	190,522	11,114
Cash - beginning of period	73,700	20,341
Cash - end of period	$264,222	$31,455

Supplemental Cash Flow Information:
Cash paid for interest	$14,427	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note to common stock	$250,000	$-

See the accompanying notes to the financial statements.

XTREME PRODUCTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

(3)           Inventory

Inventory consisted of finished goods and parts.

(4)           Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through September 30, 2010, aggregating $3,694,748.

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

(5)       Notes payable – Related Parties

At December 31, 2009 an aggregate of $157,830 was due to three. During the six months ended June 30, 2010, $38,350 was repaid leaving a balance of $119,480 at September 30, 2010. The loans are due on demand and bear interest at 4%.

During the three months ended September 30, 2009, a director loaned the Company an aggregate of $250,000 with interest at 4.0% per annum.  The note was due on demand.

On March 25, 2010, the principal amount of the note ($250,000) was converted into 500,000 shares of the Company’s common stock (see Note 7).  In addition, the Company granted the director warrants to purchase additional shares as follows:

•         Three year warrant to purchase 500,000 shares of common stock at $0.50 per share.

•         Four year warrant to purchase 500,000 shares of common stock at $0.75 per share.

•         Five year warrant to purchase 500,000 shares of common stock at $0.85 per share.

The balance of the note including the unpaid interest accrual at September 30, 2010, was $5,442.

On June 22, 2010, a family trust of which a director is a trustee agreed to lend to the Company an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches.  The first tranche of $250,000 was advanced on July 9, 2010.  The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance was funded on September 9, 2010.  The loans are scheduled to be repaid on September 8, 2011.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

(6)           Line of Credit

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2010. The line is secured by certain assets of a related party. The balance of the line at December 31, 2009, of $150,000 was repaid and re borrowed during the period ended September 30, 2010. The unused portion of the line at September 30, 2010, was $0.

(7)       Stockholders’ (Deficit)

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

During July through September 2010 the Company sold 179,650 shares of common stock at $0.50 per share and received proceeds of $89,825. In addition, . In addition, 97,500 shares to a consultant for services rendered. The shares were valued at $0.50 per share.

(8)       Stock Options

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

The cost recognized for the period ended September 30, 2010, was $31,734, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used:

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended September 30, 2010, is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	805,000	$0.50	4.75	$0.00
Granted	-	-	-	-
Outstanding at September 30, 2010	805,000	$0.50	4.00	$0.00

The following table summarizes information about fixed price stock options at June 30, 2010:
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	805,000	4.00	$0.50	—	$—

(9)         Recent Pronouncements

 In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the three month period ended March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

 In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated.   The guidance was effective upon issuance in February 2010, and was adopted as of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

(10)       Subsequent Events

During November 2010 the Company issued 10,000 shares of common stock at $.50 per share for proceeds of $5,000.

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

Results of Operations

Comparison of three months ended September 30, 2010 to the three months ended September 30, 2009

Sales for the three months ended September 30, 2010 were $226,801 compared to $76,650 for the three months ended September 30, 2009.

Cost of sales for the three months ended September 30, 2010 was $124,000 which resulted in a gross profit of $102,801 compared to cost of sales of $42,298 and gross profit of $34,352 for the comparable prior year period.

General and administrative expenses were $572,254 for the three months ended September 30, 2010 compared to $547,909 for the three months ended September 30, 2009.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, (iv) general expenses such as rent and insurance. The overall increase in general and administrative expenses is primarily attributable to an increase in the number of full-time employees. We had 15 full-time employees during the three months ended September 30, 2010 compared to 6 full-time employees during the comparable period in 2009.

Interest expense for three months ended September 30, 2010 was $17,259.  Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit.   We did not incur any interest expense during the nine months ended September 30, 2009.

Our net loss for the three months ended September 30, 2010 was $486,712 or $0.01 per share compared to a net loss of $513,557 or $0.01 per share for the comparable prior year period.

Comparison of nine months ended September 30, 2010 to the nine months ended September 30, 2009

Sales for the nine months ended September 30, 2010 were $351,731 compared to $76,650 for the nine months ended September 30, 2009.

Cost of sales for the nine months ended September 30, 2010 was $230,570 which resulted in a gross profit of $121,161 compared to cost of sales of $42,298 and gross profit of $34,352 for the comparable prior year period.

General and administrative expenses were $1,371,342 for the nine months ended September 30, 2010 compared to $783,810 for the nine months ended September 30, 2009.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, (iv) general expenses such as rent and insurance. The overall increase in general and administrative expenses is primarily attributable to an increase in the number of full-time employees. We had 15 full-time employees during the nine months ended September 30, 2010 compared to 6 full-time employees during the comparable period in 2009.

Interest expense for nine months ended September 30, 2010 was $28,388.  Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit.   We did not incur any interest expense during the nine months ended September 30, 2009.

Our net loss for the nine months ended September 30, 2010 was $1,278,569 or $0.03 per share compared to a net loss of $749,458 or $0.02 per share for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through September 30, 2010, we have incurred a cumulative net loss of $3,719,212. The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At September 30, 2010, we had cash of $264,222, net working capital deficit of $500,148 and we owed our stockholders an aggregate of $1,295,016.  All of these stockholders are officers and/or directors of our Company.   Of the total due to stockholders, $50,453 was due in full on December 31, 2009 and has not been paid.  A $1,000,000 convertible loan is due September 8, 2011, or can be converted into common stock at any time prior to the due date.  The remaining stockholder loans are due on demand.

During the year ended December 31, 2009, we sold 1,169,000 shares of restricted common stock at a price per share of $0.50 per share and received proceeds $584,500.  These proceeds were used for general working capital purposes.

During the nine months ended September 30, 2010, we sold 382,645 shares of restricted common stock at a price of $0.50 per share and received cash proceeds of $191,323.  Also during the nine months ended September 30, 2010, one of our directors purchased 2,500,000 shares of our common stock for total cash consideration of $1,000,000.  In addition, we issued warrants to this director as follows: (i) a three year warrant to purchase 2,500,000 shares at $0.40 per share; (ii) a four year warrant to purchase 2,500,000 shares at $0.65 per share and; (iii) a five year warrant to purchase 2,500,000 shares at $0.75 per share.  All of the proceeds described above were used for general working capital purposes.

On June 22, 2010, a family trust of which one of our directors is a trustee (“the lender”) agreed to lend us an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches.  The first tranche of $250,000 was advanced on July 9, 2010.  The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance was funded on September 9, 2010.  The loans are scheduled to be repaid on September 8, 2011.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

Subsequent to September 30, 2010 and through November 4, 2010, we sold an additional 10,000 shares of common stock pursuant to private placements at a price of $0.50 per share and received cash proceeds of $5,000.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to September 30, 2010, we have incurred a cumulative net loss totaling $3,694,748. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Recent Accounting Pronouncements

  In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the three month period ended March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

 In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated.   The guidance was effective upon issuance in February 2010, and was adopted as of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we sold 179,650 shares of restricted common stock at a price per share of $0.50 per share and received proceeds $89,825. These proceeds were used for general working capital purposes.

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

Xtreme Green Products Inc. (Registrant)

Date: November 15, 2010	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	/s/ Neil Roth
Neil Roth
Chief Financial Officer (Principal Financial and Accounting Officer)