Form 10-K
period 2010-12-31
XTREME GREEN PRODUCTS INC.
filed 2011-04-13
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State issuer's revenues for its most recent fiscal year. $476,671

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, representing the last business day of the registrant’s most recently completed second fiscal quarter: N/A. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,176,370 as of March 16, 2011.

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

Overview of Business

We are an eco-vehicle company developing revolutionary, green, 100% electric powered products such as Personal Mobility Vehicles (PMVs), Motorcycles & Scooters, (ATVs) All Terrain Vehicles, (UTVs) and Utility Terrain Vehicles.

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

The Company has developed a commissioned sales force in over 40 states to sell to the police, universities, and security companies.

Electric Motorcycle – the X Rider

Xtreme also markets and sells a full-sized electric motorcycle that runs on Lithium cells This motorcycle is over 6 feet long, will drive at speeds of 60-65 MPH and will go up to 100 miles on a single charge, the perfect vehicle for going back and forth to work for pennies per day.

Electric Scooter

In addition to the products discussed above, Xtreme markets and sells a full-sized (2 meters long) electric scooter that runs on Lithium cells. This scooter is over 6 feet long, will drive at speeds of 55 MPH and will go up to 75 miles on a single charge.

ATV Pro (All Terrain Vehicle)

The XGP All Terrain Vehicles are the first of their kind in the marketplace. No competitor has yet designed a four wheel drive ATV with lithium ion batteries and the performance that our proprietary propulsion system gives the user. The ATV can be used for military applications, police and security, border patrol as well as off-roading and hunting for consumers.

The main features of the ATV are:

•	7 feet long, wheelbase of 51.75 in. Ground clearance of 10.75 inches.
•	All ATVs have 2 wheel drive and 4 wheel drive (initiated through electronic switch)
•	Weight - 1048 lbs
•	State of the Art 100 AH Lithium Ion (LFP) Battery System standard that will last up to 2000 charges – about 7 years based on one charge per day. Also available in 130 AH and 180 AH
•	Proprietary, computerized Battery Management System for safety and long life.
•	4 wheel disc brakes.
•	Regenerative Braking
•	Built-in battery charger – 110/220 volt
•	5 KW 72 Volt Electric Brushless Motor standard, also available in 6.5 KW 96 volt version.
•	Standard speeds of up to 45 MPH but can be adjusted higher or lower subject to requirement
•	Complete police lighting, PA system and siren package available
•	Range between charges of 50-80 miles dependent on speed and topography
•	Will climb a 30 degree plus grade
•	2000 lb electric winch plus a 2” heavy duty ball hitch receiver

Transport Pro (Utility Terrain Vehicle)

The Transport Pro UTV has the widest range of usage in all three segments (Police, Consumer and Commercial). With the numerous options, including size of vehicle, enclosures, motors and battery sizes, the UTV can be adapted to almost any situation for police, can be used by consumers as a registered LSV or off road vehicle for hunting and camping and by commercial users such as wineries and agriculture, horse farms, janitorial and maintenance uses in buildings and warehouses and for horticultural service vehicles.
The main features of the Transport Pro are:

•	9.5 feet long, wheelbase of 74.8 in. Ground clearance of 10.75 inches.
•	All UTVs have 2 wheel drive and 4 wheel drive (initiated through electronic switch)
•	Weight - 1348 lbs
•	State of the Art 100 AH Lithium Ion (LFP) Battery System standard that will last up to 2000 charges – about 7 years based on one charge per day. Also available in 130 AH and 180 AH
•	Proprietary, computerized Battery Management System for safety and long life.
•	4 wheel disc brakes plus disc parking brake
•	Built-in battery charger – 110/220 volt
•	5 KW 72 Volt Electric Brushless Motor standard, also available in 5.5 KW 96 volts, 6.5 KW 96 volt versions and 10.5KW 144 volt versions
•	Standard speeds up to 25 MPH but can be adjusted higher or lower subject to requirement or as off road vehicle
•	Complete police lighting, PA system and siren package available
•	Range between charges of over 50 miles dependent on speed and topography
•	Will climb a 30 degree plus grade
•	2000 lb electric winch plus a 2” heavy duty ball hitch receiver
•	Dump truck bed capable of holding 800 pounds

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

In the United States alone, there are over 18,769 police departments, with over 663,000 police officers. There are over 97,000 elementary and secondary schools. There are over 2000 security companies and untold number of large warehouse and manufacturing facilities.  The Company believes that PMVs will eventually be utilized in all of these areas.

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

The second competitor is T3 Motion. T3 has created and marketed a similar three wheel vehicle similar to what the Company will be producing. The costing on T3 is about the same as the PMV. When looking at both vehicles, at first there are some similarities but the PMV actually is much different and addresses a number of design features missing in the T3. They include:

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

Regulations

General

Xtreme’s operations are subject to extensive federal, state, provincial, territorial, local and international environmental and safety laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non hazardous substances and materials into the environment and employee health and safety. Permits are required for certain of Xtreme’s operations, which are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their laws and regulations, and violations may result in enforcement actions such as convictions, the payment of fines or the issuing of injunctions, or some combination of the foregoing. Xtreme has obtained compliance certificates issued by the Department of Transportation, National Highway Transportation Safety Administration and believes that it is the first company to receive an EPA certification for an electric vehicle. Additionally, Xtreme is applying for its EU certification that is required to ship the vehicles into Europe. The Company expects to obtain certification by the end June, 2011.

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

Employees

We have 24 employees, including two executive officers. None of our employees is represented by a labor union, and Xtreme considers its employee relations to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal offices are located at 2191 Mendenhall Drive, Unit 101, North Las Vegas, Nevada and consist of a 35,000 square foot warehouse that is leased at $11,000 per month. The lease expires in September 2015.

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

Recent Sales of Unregistered Securities

In January 2010, we issued to an investor 1,250,000 shares of common stock for a total cash consideration of $500,000

In March 2010, we issued to an investor 1,250,000 shares of common stock for a total cash consideration of $500,000

In March 2010, we issued to a director 500,000 shares of common stock in exchange for the conversion of a $250,000 of debt due the director.

In April 2010, we issued to an investor 100,000 shares of common stock for a total cash consideration of $50,000.

In June 2010, we issued to investors 102,995 shares of common stock for a total cash consideration of $51,498.

In June 2010, we issued to an investor 36,000 shares of common stock for at a value of $18,000 in exchange for services.

In July 2010, we issued to investors 159,750 shares of common stock for a total cash consideration of $79,875.

In July 2010, we issued to investors 40,000 shares of common stock for at a value of $20,000 in exchange for services.

In August 2010, we issued to an investor 19,900 shares of common stock for a total cash consideration of $9,950.

In August 2010, we issued to an investor 21,500 shares of common stock at a value of $10,750 in exchange for services.

In September 2010, we issued to an investor 36,000 shares of common stock at a value of $18,000 in exchange for services.

In October 2010, we issued to an investor 36,000 shares of common stock at a value of $18,000 in exchange for services.

In November 2010, we issued to an investor 10,000 shares of common stock for a total cash consideration of $5,000.

In December 2010, we issued to an investor 11,000 shares of common stock for a total cash consideration of $5,500.

In December 2010, we issued to an investor 1,250,000 shares of common stock for a total cash consideration of $500,000.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. [company to update in its entirety]

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

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Sales for the past two fiscal years ended December 31, 2010 and December 31, 2009 were $476,671 and $248,235, respectively. The increase in 2010 as compared to 2009 resulted from a higher demand for our vehicles in the market place.

Cost of sales for the year ended December 31, 2010 and 2009 was $400,752 and $183,715. which resulted in gross profit of $75,919 or 16.0% in 2010 and $64,520 or 26% in 2009. A major reason for the decrease in gross profit percent was due to a one time investment to upgrade all vehicles with an improved vehicle computer system.

General and administrative expenses were $1,893,397 for the year ended December 31, 2010 compared to $1,115,945 for the year ended December 31, 2009. Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall increase in general and administrative expenses is attributable to the significant growth in the demand for our products leading to additional office and assembly space, marketing costs, and administrative staff.

During the year ended December 31, 2010 we incurred stock based compensation expense of $127,061compared to $29,315 for the year ended December 31, 2009. Stock based compensation expense for the year ended December 31, 2010 was related to 169,500 shares of restricted common stock issued for services valued at $84,750 and $42,311 was charged to operations for the amortization of options issued . The value ascribed to all shares issued as stock based compensation is $0.50 per share. Stock based compensation expense of $29,315 for the year ended December 31, 2009 was related to (i) the fair value of 805,000 stock options which were issued to various employees, consultants, and directors in September 2009 and (ii) the issuance of 30,425 shares of restricted common stock in exchange for services rendered.

Interest expense for the year ended December 31, 2010 and 2009 was $308,852 and $13,886 respectively. Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit. In addition, during 2010 The value of warrants issued in conjunction with the conversion of debt into common shares of $245,384 was included in interest expense.

Our net loss for the year ended December 31, 2010 was $2,126,870 or $0.05 per share compared to a net loss of $1,065,311or $0.03 per share for the year ended December 31, 2009.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders. From inception through December 31, 2010, we have incurred a cumulative net loss of $4,543,049. The notes to our financial statements include language that raises doubt about our ability to continue as a going concern. At December 31, 2010 we had cash of $343,068, a net working capital deficit of $564,814 and we owed our stockholders an aggregate of $1,119,480. These stockholders are also officers and directors of our Company. Of the total due to stockholders, $119,480 is due upon demand with interest at 4% and $1,000,000 is due September 8, 2011bearing interest at 12% with an option to convert into common stock at $0.40 per share.

During the year ended December 31, 2010 we sold 3,750,000 shares of restricted common stock at a price per share of $0.40 per share and 403,646 shares of common stock at a price per share of $0.50 and received total proceeds of $1,701,823. These proceeds were used for general working capital purposes. Subsequent to December 31, 2010 and through March 16, 2011, we sold an additional 210,000 shares of common at a price of $0.50 per shares and received cash proceeds of $105,000.

On June 22, 2010, a family trust of which one of our directors is a trustee (“the lender”) agreed to lend us an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches. The first tranche of $250,000 was advanced on July 9, 2010. The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance was funded on September 9, 2010. The loan is scheduled to be repaid on September 8, 2011. At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share. Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

We commenced selling our products during the quarter ended September 30, 2009, however, we are not profitable. The resulting lack of available cash from our operations may have an adverse impact on our liquidity, activities and operations. Until we successfully develop, manufacture, market and sell our products, we will not generate significant revenues and we may not be successful. There can be no assurances that we will achieve sufficient revenues during the next twelve months or at all. If we cannot generate sufficient revenues to continue operations, we may be forced to curtail or cease operations.

To the extent that it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities or from additional loans from our stockholders. There can be no assurances that we will be able to continue to sell shares of our common stock or borrow additional funds from any of our stockholders or third parties to finance the costs associated with our future operating and investing activities.

If we are successful at raising additional equity capital, it may be on terms which would result in substantial dilution to existing shareholders. If our costs and expenses prove to be greater than we currently anticipate, or if we change our current business plan in a manner that will increase our costs, we may be forced to curtail or cease operations.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to December 31, 2010, the Company incurred net losses of $4,543,049. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to establish its revenue base. Revenue as of March 16, 2011 has increased significantly and management foresees this trend continuing. Failure to secure financing or to raise additional equity capital and to establish its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report as discussed below.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting as of the end of the period covered by this report related to the documentation of its accounting controls and procedures and limited number of personnel in the accounting department. Although historically, the Company was delinquent in filing its periodic reports required to be filed, by November 15, 2010, it had filed all reports required to be filed to that date. The Company attributes this to large investments in its inventory control and other accounting systems as well as the hiring of new financial and accounting personnel. This has resulted in significant improvements in the Company’s ability to analyze financial information in a timely manner and to allow on-going monitoring and enhancement of its controls. We continue to assess our accounting functions and will make improvements to these controls and procedures as necessary.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective. Nevertheless, management believes that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles. The Company will continue to improve its internal financial and accounting reporting systems and anticipates that during the year ended December 31, 2011, its disclosure controls and procedures will be effective.

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

Plan for Improving Controls and Procedures

As noted above, we believe that significant improvements have been made in our ability to analyze financial information in a timely manner and to allow on-going monitoring and enhancement of our internal controls. As our financial position improves, we plan to continue to enhance our control environment by expanding the resources available to the financial reporting process. These ongoing efforts will include: (i) evaluating and improving our existing internal control documentation to develop clear identification of key financial and reporting controls; (ii) reviewing our accounting process; and (iii) reviewing our control procedures.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter we continued the enhancement of our internal controls, started earlier in the year, by investing in additional accounting software. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors:

Name	Age	Position(s)
Sandy Leavitt	64	Chairman, Chief Executive Officer and Secretary
Neil Roth	57	President, Chief Operating Officer, Chief Financial Officer and Director
Rik Deitsch	42	Director
Russell E. Hagberg	59	Director
Greg K. Hoggatt	51	Director
Byron Georgiou	62	Director
Frank Rosenberg	70	Director

Sandy Leavitt has been our Chairman, Chief Executive Officer and Secretary since August 2007 over 30 years experience in manufacturing and marketing of automotive related parts. He has held the position of president for a number of corporations in this field, and has developed strong and enduring relationships with Associate companies in the Far East. Mr. Leavitt has been Vice President of Sumeeko USA, a manufacturer and wholesaler of industrial fasteners and fastening equipment since 2003 and has pioneered joint ventures and established global distribution channels which have enabled worldwide sales to the automotive groups from the low cost producing nations. Mr. Leavitt’s extensive experience in sales, manufacturing, and distribution has enabled the Company to develop a comprehensive plan and control of these processes.

Neil Roth has been our President and Chief Operating Officer and a director since August 2007. He has also been President of Roth Enterprises since 2003. In addition, he has been President of Designed Diagnostics, Inc. since February 2006. He has over 35 years of experience in the consumer products industry and corporate management of large corporations. His experience includes top executive positions at Eckerd Drugs, Revco, Thrifty Drugs, Caldor’s, and Lionel Kiddie City among others. For the past ten years, Mr. Roth has been a highly sought after marketing consultant as well as president of a medical diagnostics company. His top level administrative experience in these multi-billion dollar companies gives him the background to set up and run the Company’s administrative needs. The marketing and sales experience will allow him to create and manage, along with Mr. Leavitt, the marketing plan of the Company.

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

Frank Rosenberg has been a director since November 2010. Since 1991, Mr. Rosenberg has been Managing Director with Airline Capital Associates, Inc., an aviation business consulting firm. He has developed a practice providing marketing strategies and business development to the airline and airport markets, and is active in the Emerging Markets practice, advising on aviation infrastructure developments. While at ACA, he has also provided advice to clients on diverse issues, including: homeland security (airport security training and passenger and cargo screening); airport privatization; the capacity of a hub at Malpensa airport in Italy; ground handling service standards and equipment needs; new airport fuel operations business plan; and public policy issues involved in the privatization of a flag carrier. From 1967 until 1993, Mr. Rosenberg was Financial Officer for North America at British Airways. From 1983 until 1991 he was Chief Operating Officer and Executive Vice President of Ogden Allied Services Corporation, a major aviation service company whose 10,000 employees provided ground, cargo, fueling, and catering services to airlines in over seventy airports around the world. Mr. Rosenberg is an active member of Airports Council International – North America, serving on the Air Cargo and Public Safety and Security Committees. He is a Trustee of Vaughn College (formerly, the College of Aeronautics) where he is Chairman of the Executive Committee, and a member of the American Institute of Certified Public Accountants. He is a graduate of the City College of New York.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth salaries paid to the Company’s Chief Executive and Chief Financial Officer during the fiscal year ended December 31, 2010. In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Summary Compensation Table (1)

Name and principal position (a)	Year (b)	Salary ($) (c)	Total ($) (j)
Sandy Leavitt	2010	130,769	130,769
Chief Executive Officer	2009	125,000	125,000
Neil Roth	2010	135,385	135,385
President and Chief Financial Officer	2009	125,000	125,000

__________________
(1) In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, this table omits certain columns that are inapplicable.

Compensation of Directors

The following table sets forth compensation paid to each of the Company’s directors in each such person’s capacity as a director during the fiscal year ended December 31, 2010 and 2009.  In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable

		Options Awards	All Other Compensation	Total
Name	Year	($)	($)	($)
(a)		(b)	( g )	(h)

Rik Deitsch	2010			-0-
	2009	48,050		48,050
Russell Hagberg	2010			-0-
	2009	48,050		48,050

2008 Incentive Stock Option Plans

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

During the year ended December 31, 2009, 805,000 options had been issued under the 2008 Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended December 31, 2010, a Form 3 for Byron Georgiou was filed late. In addition, Forms 4 for the following individuals were filed late: Rick Deitsch, Neil Roth and Sandy Leavitt.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of March 16, 2011 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 45,176.370 shares issued and outstanding as of March 16, 2011. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock
Sandy Leavitt	20,261,300	45.9%
Neil Roth	6,625,600	15.1%
Rik Deitsch (3)	2,670,000	5.8%
Russell Hagberg (4)	250,000	*
Greg Hoggatt	4,569,400	10.4%
Byron Georgiou (5)	20,150,000	32%
Frank Rosenberg (6)	150,000	*
All Directors and Executive Officers as a Group(six persons(3)(4)(5) (6):	54,676,300	86.3%

* Less than 1%.
(1) The address of all individuals listed below is c/o Xtreme Green Products Inc., 2191 Mendenhall Drive, Unit 101, North Las Vegas, NV 89081.
(2) The number of shares indicated includes (i) shares issuable upon the exercise of outstanding stock options or warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of March 16, 2011.
(3) Includes 150,000 shares issuable upon exercise of options and 1,500,000 shares issuable upon the exercise of warrants.
(4) Includes 150,000 shares issuable upon exercise of options.
(5) Includes 7,500,000 shares issuable upon currently exercisable warrants and 150,000 shares issuable upon exercise of options. Also includes (i) 2,500,000 shares of common stock issuable upon conversion of a convertible loan held by a family trust (the “Trust”) of which Mr. Georgiou is a trustee and (ii) 7,500,000 shares issuable upon exercise of warrants to be issued to the Trust upon conversion of the afore-mentioned loan.
(6) Consists of shares issuable upon exercise of options.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2010 and 2009 were $25,500 and $20,000, respectively.

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

DATE: April 5, 2011	XTREME GREEN PRODUCTS INC.

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

	Signature	Title	Date

/s/	Sandy Leavitt	Chief Executive Officer and Director	April 5, 2011
(Principal Executive Officer)

/s/	Neil Roth	President, Chief Financial Officer and Director	April 5, 2011
(Principal Financial and Accounting Officer)

/s/	Rik Deitsch	Director	April 5, 2011

/s/	Russell E. Hagberg	Director	April 5, 2011

/s/	Greg K. Hoggatt	Director	April 5, 2011

/s/	Byron Georgiou	Director	April 5, 2011

/s/	Frank Rosenberg	Director	April 5, 2011

XTREME GREEN PRODUCTS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Xtreme Green Products Inc.

We have audited the accompanying consolidated balance sheets of Xtreme Green Products Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2009 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Green Products Inc. as of December 31, 2009 and 2010, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Kingery & Crouse PA
Certified Public Accountants
Tampa, Florida
March 30, 2011

XTREME GREEN PRODUCTS INC.
Consolidated Balance Sheets
December 31, 2009 and 2010

	2009	2010
ASSETS
Current assets:
Cash	$73,700	$343,068
Accounts receivable	11,000	49,054
Inventory	214,787	623,054
Other current assets	-	64,407
Total current assets	299,487	1,079,583
Property and equipment	88,498	179,576

Other assets	12,901	36,186
TOTAL ASSETS	$400,886	$1,295,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$122,878	$172,948
Accrued expenses - related parties	240,000	190,769
Line of credit	150,000	150,000
Note payable - related party	252,935	-
Convertible debt - related party	-	1,000,000
Customer deposits	40,960	-
Current portion of long-term debt	-	11,200
Stockholder loans	157,830	119,480
Total current liabilities	964,603	1,644,397

Long-term debt, net of current portion	-	17,267
Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 40,143,225 and 44,966,370 shares
issued and outstanding	4,014	4,496
Additional paid-in capital	1,848,448	4,172,234
Accumulated deficit	(2,416,179)	(4,543,049)
Total stockholders' deficit	(563,717)	(366,319)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400,886	$1,295,345

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2010

	2009	2010
Revenue:
Sales	$248,235	$329,778
Sales - affiliates	-	146,893
Total revenue	248,235	476,671
Cost of sales	183,715	400,752
Gross margin	64,520	75,919
Costs and expenses:
General and administrative	1,115,945	1,893,937
Interest expense	13,886	308,852
Total costs and expenses	1,129,831	2,202,789
Net loss	$(1,065,311)	$(2,126,870)
Per share information - basic and diluted:
Loss per common share	$(0.03)	$(0.05)

Weighted average common shares outstanding	39,717,962	43,265,110

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance - December 31, 2008	38,943,800	$3,894	$1,234,753	$(1,350,868)	$(112,221)

Issuance of common stock for cash	1,169,000	117	584,383	-	584,500
Issuance of common stock for services	30,425	3	15,210	-	15,213
Option and warrant expense	-	-	14,102	-	14,102
Net loss	-	-	-	(1,065,311)	(1,065,311)
Balance - December 31, 2009	40,143,225	4,014	1,848,448	(2,416,179)	(563,717)

Issuance of common stock for cash	4,153,645	415	1,701,408	-	1,701,823
Issuance of common stock for services	169,500	17	84,733	-	84,750
Issuance of common stock for debt conversion	500,000	50	249,950	-	250,000
Option and warrant expense	-	-	287,695	-	287,695
Net loss	-	-	-	(2,126,870)	(2,126,870)
Balance - December 31, 2010	44,966,370	$4,496	$4,172,234	$(4,543,049)	$(366,319)

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2010

	2009	2010
Cash flows from operating activities:
Net loss	$(1,065,311)	$(2,126,870)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation and interest	29,315	372,445
Depreciation	4,409	26,006
Interest added to note payable - related party	2,935	-
(Gain) loss on the disposition of property and equipment	-	(6,668)
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,000)	(38,054)
Increase in inventory	(206,021)	(408,267)
Increase in other current assets	-	(64,407)
Increase in other assets	(12,901)	(23,285)
Increase in accounts payable and accrued expenses	89,542	47,135
Increase (decrease) in accrued expenses - related party	240,000	(49,231)
Increase (decrease) in customer deposits	40,960	(40,960)
Net cash used in operating activities	(888,072)	(2,312,156)

Cash flows from investing activities:
Purchase of property and equipment	(92,907)	(75,284)

Cash flows from financing activities:
Common stock issued for cash	584,500	1,701,823
Proceeds from line of credit	150,000	-
Proceeds from convertible debt	-	1,000,000
Directors loan	250,000	-
Repayment of long-term debt	-	(6,665)
Stockholders loans, net	49,838	(38,350)
Net cash provided by financing activities	1,034,338	2,656,808
Net increase in cash	53,359	269,368
Cash - beginning of period	20,341	73,700
Cash - end of period	$73,700	$343,068

Supplemental Cash Flow Information:
Cash paid for interest	$-	$45,629
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of debt into common shares	$-	$250,000
Acquisition of property and equipment with long-term	$-	$35,132

See the accompanying notes to the financial statements.

Xtreme Products Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2010

Note 1. Organization and Significant Accounting Policies.

Xtreme Products Inc. (the Company) was incorporated under the laws of the State of Nevada on May 21, 2007. The Company designs, manufactures and sells electric powered vehicles. The Company was in the development stage prior to December 31, 2009.

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services or product delivery has occurred.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Major Customers

Accounts receivable are due primarily from companies located throughout the United States. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant. During 2009, two customers accounted for 66% and 11% of revenues and during 2010 three customers accounted for 31%, 16% and 10% of revenues. The customer accounting for the 31% of revenues in 2010 was a shareholder and affiliate of the $1,000,000 convertible debt holder (see Notes 4 and 5).

Shipping costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods and parts.

Intangible Assets and Long Lived Assets

We annually review our long-lived assets and certain identifiable intangibles for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified for the years ended December 31, 2009 and 2010.

Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in prior year’s financial statements have been reclassified to conform to current year presentation.

Research and Development

Research and development is charged to operations as incurred. Amounts charged to operations were $123,000 and $135,495 during 2009 and 2010.

Fair value of financial instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Other than cash the company has no financial instruments valued at fair value.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable, convertible debt, and due to stockholders. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items and the use of market rates of interest. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions of similar debt instruments.

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Segment Information

The Company follows Financial Accounting Standards Board (FASB) ASC 280-10, Segment Reporting. Under ASC 280-10, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in a single segment and will evaluate additional segment disclosure requirements in the event we expand our operations.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight line method over the estimated useful lives of the assets of 5 years.

Income Taxes

We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes. Under ASC 740, provisions for income taxes are based on taxes payable or refundable during each reporting period and changes in deferred taxes. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Deferred taxes are classified as current or non-current depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

We follow the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Net Income (Loss) Per Common Share

We calculate net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share.

At December 31, 2010, the 9,000,000 outstanding warrants and 805,000 outstanding options were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

Recent Pronouncements

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 2. Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2010, aggregating $4,543,049 and has working capital and stockholder deficits of $564,814 and $366,319 at December 31, 2010.

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

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base and product distribution. Failure to secure such financing or to raise additional equity capital and to expand its revenue base and product distribution may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. Property and Equipment

Property and equipment consists of the following at December 31, 2009 and 2010:
	2009	2010

Manufacturing equipment	$65,099	$103,991
Other equipment	-	10,705
Leasehold improvements	-	8,767
Automotive equipment	27,808	84,728
	92,907	208,191
Accumulated depreciation	(4,409)	(28,615)
	$88,498	$179,576

Depreciation charged to operations was $4,409 and $26,006 in 2009 and 2010.

During 2010 the Company disposed of automotive equipment with a cost basis of $18,000. This disposition resulted in a loss of $6,668.

Note 4. Stockholders’ (Deficit)

Common Shares

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

In addition, during the year ended December 31, 2010 the Company issued 1,653,645 shares of common stock pursuant to a private placement at prices of $0.40 and $0.50 per shares and received cash proceeds of $701,823.

During the year ended December 31, 2010, the Company issued an aggregate of 169,500 shares of common stock for services rendered and recorded stock based compensation of $84,750. The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement.

During March 2010 the Company issued 500,000 shares of common stock in exchange for the conversion of $250,000 of debt due to a director. The value ascribed to these shares of $0.50 per share was based on the price at which the Company had sold shares pursuant to a private placement. In addition, this director received warrants to purchase common stock as follows:

A three year warrant to purchase 500,000 shares of common stock at $0.50 per share

A four year warrant to purchase 500,000 shares of common stock at $0.75 per share

A five year warrant to purchase 500,000 shares of common stock at $0.85 per share

The warrants were valued at $245,384 which was charged to operations using the Black-Scholes option pricing model with the following assumptions.

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	3.0 to 5.0
Risk-free rate	2.33 to 3.38%

Stock options

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatility is typically based on the historical volatility of the Company’s stock, and other factors. Because the shares of the Company are not traded, volatility was estimated at 40 - 60%. The risk-free rates used to value the options are based on the U.S. Treasury yield curve in effect at the time of grant.

The total fair value of the options is $211,567 and the cost recognized for the years ended December 31, 2009 and 2010 was $14,102 and $42,311, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	5.0 to 10.0
Risk-free rate	2.33 to 3.38%

A summary of option activity under the Plan during the years ended December 31, 2009 and 2010 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2008	-	-	-	-
Granted	805,000	$0.50	5.9	$0.00
Outstanding at December 31, 2009 and 2010	805,000	$0.50	5.9/4.9	$0.00

The following table summarizes information about fixed price stock options at December 31, 2010:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	805,000	4.9	$0.50	201,000	$0.50

The unvested options vest as follows:

2011 - 201,000; 2012 - 201,000; 2013 - 101,000; 2014 - 101,000

As of December 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option share to the extent it is in-the-money. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the selling price of common shares during the periods covered by these financial statements. There were no in-the-money options outstanding and exercisable as of December 31, 2010.

The total intrinsic value of options exercised during the years ended December 31, 2009 and 2010, was approximately $0 and $0, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $0 and $0 for the years ended December 31, 2009 and 2010, respectively.

The total fair value of options granted during the years ended December 31, 2009 and 2010 was approximately $211,567 and $0, respectively.

Note 5. Related Party Transactions

Notes and Loans

During 2007, the Company borrowed an aggregate of $115,394 from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. During 2008 an aggregate of $7,401 was repaid leaving a balance of $107,993 at December 31, 2008. Through December an additional $49,838 was advanced bringing the balance to $157,830 at December 31, 2009. During the year ended December 31, 2010, $38,350 was repaid, leaving a balance of $119,480 at December 31, 2010. The loans are due on demand and bear interest at 4%.

During September 2009, a director loaned the Company an aggregate of $250,000 with interest at 4.0% per annum. The note is due on demand. Through December 31, 2009, $2,935 of interest was added to the note balance.

On March 25, 2010, the principal amount of the note ($250,000) was converted into 500,000 shares of the Company’s common stock (see Note 4).

On June 22, 2010, a family trust of which a director is a trustee agreed to lend to the Company an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches. The first tranche of $250,000 was funded on July 9, 2010. The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance was funded on September 9, 2010. The loans are scheduled to be repaid on September 8, 2011. At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share. Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share. Interest charged to operations related to this loan aggregated $40,000 during 2010.

Other

During 2009 the Company purchased a vehicle from an officer for $18,000.

Note 6. Line of Credit and Long-Term Debt

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2011. The line is secured by certain assets of a related party.

During February 2010 the Company financed a vehicle. The original debt was $36,000 due in 36 monthly payments of $1,153 including interest at 9.5% per annum. The balance due at December 31, 2010, was $28,467 due as follows: 2011: $11,200 – 2012: $12,744 – 2013: $4,523.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2009 and 2010. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2010, the Company has a net operating loss carry forwards of approximately $2.7 million. This loss will be available to offset future taxable income. If not used, these carry forwards will begin to expire in 2027 through 2030. The deferred tax asset of approximately $900,000 relating to the operating loss carry forward has been fully reserved at December 31, 2010. The increase in the valuation allowance related to the deferred tax asset was approximately $500,000 during 2010. The principal difference between the accumulated deficit for income tax purposes and the accumulated deficit for financial reporting purposes results from stock compensation, the impairment of the costs related to the acquisition of Belarus and the accrual of unpaid officer salaries.

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2010. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carry forward of net operating losses, our federal and state income tax returns are subject to audit for periods beginning in 2007.

Note 8. Commitments

During March 2010, the Company entered into a lease for office and warehouse space for a five year period. The lease calls for rental payments as follows:

2011	$129,567
2012	$133,452
2013	$137,460
2014	$141,576
2015	$108,558

Rent expense was $26,000 and $50,400 for the years ended December 31, 2009 and 2010.

Note 9. Subsequent Events

Subsequent to December 31, 2010, the Company issued 210,000 shares of common stock for cash of $105,000.