Form 10-Q
period 2011-03-31
XTREME GREEN PRODUCTS INC.
filed 2011-05-13
CIK 1392477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of May 6, 2011:  46,466,370

XTREME GREEN PRODUCTS INC.
Consolidated Condensed Balance Sheets
March 31, 2011 and December 31, 2010

	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$42,868	$343,068
Accounts receivable	213,653	49,054
Inventory	989,945	623,054
Other current assets	276,161	64,407
Total current assets	1,522,627	1,079,583
Property and equipment	180,033	179,576

Other assets	68,738	36,186
TOTAL ASSETS	$1,771,398	$1,295,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$319,087	$172,948
Accrued expenses - related parties	200,001	190,769
Line of credit	50,000	150,000
Convertible debt - related party	1,000,000	1,000,000
Customer deposits	231,400	-
Current portion of long-term debt	11,871	11,200
Stockholder loans	109,935	119,480
Total current liabilities	1,922,294	1,644,397

Long-term debt, net of current portion	13,769	17,267
Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 46,436,370 and 44,966,370 shares issued and outstanding	4,644	4,496
Additional paid-in capital	4,792,665	4,172,234
Accumulated deficit	(4,961,974)	(4,543,049)
Total stockholders' deficit	(164,665)	(366,319)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,771,398	$1,295,345

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Sales	$506,342	$33,600

Cost of sales	373,303	51,013
Gross margin	133,039	(17,413)
Costs and expenses:
General and administrative	477,926	385,036
Research and development	37,545	-
Interest expense	36,492	7,411
Total costs and expenses	551,963	392,447
Net loss	$(418,924)	$(409,860)
Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	45,610,370	41,996,003

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net cash used in operating activities	$(774,013)	$(737,737)
Cash flows from investing activities:
Purchase of property and equipment	(10,468)	(56,145)
Net cash used in investing activities	(10,468)	(56,145)
Cash flows from financing activities:
Common stock issued for cash	610,000	1,000,000
Repayment of long term debt	(2,827)	-
Proceeds from (repayment of) line of credit	(100,000)	(150,000)
Stockholders loans, net	(9,544)	(14,430)
Net cash provided by financing activities	497,629	835,570
Net increase in cash	(286,852)	41,688
Cash - beginning of period	329,720	73,700
Cash - end of period	$42,868	$115,388

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of related party note to common stock	$-	$250,000

See the accompanying notes to the financial statements.

XTREME PRODUCTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

((1)           Basis of Presentation

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of and for the year ended December 31, 2010, on Form 10-K, including notes thereto.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through March 31, 2011, aggregating $4,961,974 and has working capital and stockholder deficits of $399,667and $164,655 at March 31, 2011.

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

5)       Notes payable – Related Parties

During prior years the Company borrowed funds from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. At December 31, 2010. A balance of $119,480 was outstanding. During the period ended March 31, 2011, $9,544 was repaid leaving a balance of $109,935 at March 31, 2011. The loans are due on demand and bear interest at 4%.

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

(6)       Line of Credit

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2011. The line is secured by certain assets of a related party. The balance of the line at March 31, 2011 was $50,000 and the unused portion of the line at March 31, 2011, was $100,000.

(7)       Stockholders’ (Deficit)

During the period ended March 31, 2011, the Company issued 1,470,000 shares of common stock for cash aggregating $610,000.

(8)       Stock Options

During September 2009, the Company granted options to employees and consultants to purchase 505,000 shares of common stock, at a price of $0.50 per share, which was the fair value of the underlying common shares at the grant date based on sales of common shares for cash.  The options expire in September 2014 and vest over the stated term.

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

The cost recognized for the period ended March 31, 2011, was $10,578, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used:

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

During the period ended March 31, 2011, the Company granted options to employees to purchase 175,000 shares of common stock, at a price of $0.50 per share, which was the fair value of the underlying common shares at the grant date based on sales of common shares for cash.  The options expire in 2015 and vest over the stated term.

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

The fair value of the options was $40,013 and will be amortized over the term of the options starting on April 1, 2011.

In valuing the options issued, the following assumptions were used:

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	2.33%

A summary of option activity under the Plan during the period ended March 31, 2011, is presented below

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	805,000	$0.50	4.6	$0.00
Granted	175,000	$0.50	4.0	$0.00
Outstanding at March 31, 2010	980,000	$0.50	4.5	$0.00

The following table summarizes information about fixed price stock options at March 31, 2011:
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	980,000	4.5	$0.50	251,250	$0.50

(9)          Concentrations

During the period ended March 31, 2011, the Company derived approximately 67% of its revenue from a single customer and as of March 31, 2011, 63% of accounts receivable were due from this customer.

(10)       Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material affect on the financial statements.

(11)       Subsequent Events

Subsequent to March 31, 2011 and through May 8, 2011, we sold an additional 30,000 shares of common stock pursuant to private placements at a price of $0.50 per share and received cash proceeds of $15,000.

Subsequent to March 31, 2011, the Company organized a new subsidiary to act as contract carrier for the purpose of transporting the Company’s units to customers throughout the US.

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

Results of Operations

Comparison of three months ended March 31, 2011 to the three months ended March 31, 2010

Sales for the three months ended March 31, 2011 were $506,342 compared to $33,600 for the three months ended March 31, 2010. The increase in sales results from our increased marketing efforts and a stronger demand for our vehicles in the market place.

Cost of sales for the three months ended March 31, 2011 was $373,303 which resulted in a gross profit of $133,039 compared to cost of sales of $51,013 and a gross loss of $17,413 for the comparable prior year period. The increase in the gross margin results from our higher sales volume coupled with improved productivity.

General and administrative expenses were $477,926 for the three months ended March 31, 2011 compared to $385,036 for the three months ended March 31, 2010.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall increase in general and administrative expenses is primarily attributable to an increase in the number of full-time employees. We had 25 full-time employees during the three months ended March 31, 2011 compared to12 full-time employees during the comparable period in 2010.

Interest expense for three months ended March 31, 2011 was $36,492 compared to interest of $7,411 for the comparable prior year period.  Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit.

Our net loss for the three months ended March 31, 2011 was $418,924 or $0.01 per share compared to a net loss of $409,860 or $0.01 per share for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through March 31, 2011, we have incurred a cumulative net loss of $4,961,974.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At March 31, 2011, we had cash of $42,868, net working capital deficit of $399,667 and we owed our stockholders an aggregate of $1,309,936.  All of these stockholders are officers and/or directors of our Company.   Of the total due to stockholders, $109,935 was due in full on December 31, 2009 and has not been paid.  A $1,000,000 convertible loan is due September 8, 2011, or can be converted into common stock at any time prior to the due date.

During the three months ended March 31, 2011, we sold 220,000 shares of restricted common stock at a price of $0.50 per share and 1,250,000 shares of restricted common stock at a price of $0.40 per share and received cash proceeds of $610,000.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to March 31, 2011, we have incurred a cumulative net loss totaling $4,961,974 and has working capital and stockholder deficits of $399,667and $164,655 at March 31, 2011.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Recent Accounting Pronouncements

The Company does not believe that any recent accounting pronouncements will have a material affect on its financial statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we sold 220,000 shares of restricted common stock at a price per share of $0.50 per share and 1,250,000 shares of restricted common stock at a price of $0.40 per share receiving total proceeds $610,000. These proceeds were used for general working capital purposes.

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

Xtreme Green Products Inc. (Registrant)

Date: May 12 , 2011	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: May 12 2011	/s/ Neil Roth
Neil Roth
Chief Financial Officer (Principal Financial and Accounting Officer)