Form 10-Q
period 2011-06-30
XTREME GREEN PRODUCTS INC.
filed 2011-08-09
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of July 22, 2011:  47,091,370

0

g

XTREME GREEN PRODUCTS INC.
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010 Unaudited
	2011	2010
ASSETS
Current Assets:
Cash	$ 17,139	$ 343,068
Accounts receivable	147,243	49,054
Related party receivable	13,500	-
Inventory	847,321	623,054
Other current assets	271,144	64,407
Total current assets	1,296,347	1,079,583
Property and equipment, net	251,330	179,576

Other assets	12,600	36,186
TOTAL ASSETS	$ 1,560,277	$ 1,295,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 233,239	$ 172,948
Accrued expenses- related parties	209,231	190,769
Line of credit	150,000	150,000
Convertible debt- related party	1,000,000	1,000,000
Customer deposits	231,400	-
Current portion of long-term debt	73,366	11,200
Stockholder loans	109,935	119,480
Total current liabilities	2,007,171	1,644,397

Long-term debt, net of current portion	60,170	17,267
Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 46,436,370 and 44,966,370 shares issued and outstanding	4,647	4,496
Additional paid-in capital	4,820,595	4,172,234
Accumulated deficit	(5,332,306)	(4,543,049)

Total stockholders' deficit	(507,064)	(366,319)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,560,277	$ 1,295,345

XTREME GREEN PRODUCTS INC.
Consolidated Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

		Three Months		Six Months
	2011	2010	2011	2010

EXPENSES:

Sales, net	$ 805,298	$ 91,330	$ 1,286,215	$ 124,930

Cost of sales	549,844	55,557	923,147	106570

Gross margin	255,454	35,773	363,068	18,360

Costs and expenses:
General and administrative	568,671	414,052	1,021,172	799,088
Research and development	19,842	-	57,387
Interest expense	37,272	3,718	73,764	11,129

Total costs and expenses	625,785	417,770	1,152,323	810,217

Net loss	$ (370,331)	$ (381,997)	$ (789,255)	$ (791,857)

Per share information - basic and diluted:

Loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average common shares outstanding	46,466,370	43,289,048	45,386,870	42,646,097

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
	2011	2010
Cash flows from operating activities:

Net cash used in operating activities	$ (912,274)	$ (1,069,639)
Cash flows from investing activities:

Purchase of property and equipment	(90,923)	(71,205)

Net cash used in investing activities	(90,923)	(71,205)

Cash flows from financing activities:
Common stock issued for cash	625,000	1,101,498
Repayment of long term debt	(28,467)	-
Proceeds from Loans Payable	90,279	-
Stockholders loans, net	(9,544)	(23,951)

Net cash provided by financing activities	677,268	1,077,547

Net increase in cash	(325,929)	(63,297)
Cash - beginning of period	343,068	73,700

Cash - end of period	$ 17,139	$ 10,403

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non Cash Investing and Financing Activities:
Conversion of related party note to common stock	-	$ 250,000

See the accompanying notes to the financial statements.

XTREME PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 June 30, 2011(UNAUDITED)

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through June 30, 2011, aggregating $5,332,306 and has working capital and stockholder deficits of $710,824 and $507,064 at June 30, 2011.

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

(5)       Notes payable – Related Parties

During prior years the Company borrowed funds from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. At December 31, 2010, a balance of $119,480 was outstanding. As of June 30, 2011, $9,544 has been repaid leaving a balance of $109,935. The loans are due on demand and bear interest at 4%.

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

(6)

Line of Credit

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2011. The line is secured by certain assets of a related party. The balance of the line at June 30, 2011 was $150,000.

(7)       Stockholders’ (Deficit)

During the period ended March 31, 2011, the Company issued 1,470,000 shares of common stock for cash aggregating $610,000.

During the three month period ended June 30, 2011, the Company issued 30,000 shares of common stock for cash aggregating $15,000.

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

The fair value of the options was $40,013 and will be amortized over the term of the options starting on April 1, 2011.

In valuing the options issued, the following assumptions were used:

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	2.33%

A summary of option activity under the Plan during the period ended June 30, 2011, is presented below

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	805,000	$0.50	5.5	$0.00
Granted	175,000	$0.50	4.5	$0.00
Outstanding at June 30, 2011	980,000	$0.50	4.9	$0.00

The following table summarizes information about fixed price stock options at June 30, 2011:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	980,000	4.9	$0.50	396,250	$0.50

The expense of these warrants for the three and six months ended June 30, 2011 were $12,932 and $23,510 respectively. The expense of these warrants for the three and six months ended June 30, 2010 were $10,578 and $21,157, respectively.

(9)          Concentrations

During the period ended June 30, 2011, the Company derived approximately 72% of its revenue from a single customer and as of June 30, 2011, no accounts receivable were due from this customer.

(10)       Subsequent Events

Subsequent to June 30, 2011 and through July 21, 2011, we sold an additional 625,000 shares of common stock pursuant to private placements at a price of $0.40 per share and received cash proceeds of $250,000.

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

Recent Developments

We are an eco-vehicle company that designs, develops and manufactures revolutionary, green, 100% electric powered products such as Personal Mobility Vehicles (PMVs), Motorcycles & Scooters, (ATVs) All Terrain Vehicles, (UTVs) and Utility Terrain Vehicles.  Designed with proprietary energy management systems and electric propulsion systems, these products are expected to have the power and ability of gas powered engines, but without the particulate pollution or noise pollution. Xtreme aims for its Xtreme Green products to become the new wave and standard in environmentally conscious green 100% electric specialty vehicles.  Most of the parts used in our vehicles are manufactured in China. Final assembly takes place primarily in North Las Vegas, Nevada.

In the past six months, we have added new vehicles including a 7’ Hydraulic dump all electric Utility Truck, an emergency medical services vehicle, and a right hand drive UTV for parking departments. Our distributor, Alexander Motors based in Tennessee, opened the first Xtreme Green store, and is presently looking for additional locations in four additional states. We have also added two new sales managers on the east coast, as well as two new distributors.  Over 20 new municipal and university accounts have been added to our sales book during the quarter ended June 30, 2011. We have also completed all testing and paperwork for the European Union certification and expect to this certification to be finalized during the third quarter, at which time we will commence developing European distributors.

Results of Operations

Comparison of three months ended June 30, 2011 to the three months ended June 30, 2010

Sales for the three months ended June 30, 2011 were $805,298 compared to $91,330 for the three months ended, June 30, 2010. The increase in sales results from our increased marketing efforts and a stronger demand for our vehicles in the market place.

Cost of sales for the three months ended June 30, 2011 was $549,844 which resulted in a gross profit of $255,454 compared to cost of sales of $55,557and a gross profit of $35,773 for the comparable prior year period. The increase in the gross margin results from our higher sales volume coupled with improved productivity.

General and administrative expenses were $568,671 for the three months ended June 30, 2011 compared to $414,052 for the three months ended June 30, 2010.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall increase in general and administrative expenses is primarily attributable to our significant increase in sales resulting in added costs primarily in marketing, travel, administrative staff, and warranty costs. We had 24 full time employees during the three months ended June 30, 2011 compared to 12 for the comparable prior year period.

Research and development expense for the three month period ended June 30, 2011 was $19,872. There was no Research & development expense for the comparable prior year period.

Interest expense for the three months ended June 30, 2011 was $37,272 compared to interest of $3,718 for the comparable prior year period.  Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit.

Our net loss for the three months ended June 30, 2011 was $370,331or $0.01 per share compared to a net loss of $381,997or $0.01 per share for the comparable prior year period.

Comparison of Six months ended June 30, 2011 to the six months ended June30, 2010

Sales for the six months ended June 30, 2011 were $1,286,215 compared to $124,930 for the six months ended June 30, 2010.

Cost of sales for the six months ended June 30, 2011 was $923,147 which resulted in a gross profit of $363,068compared to cost of sales of $106,570 and a gross profit of $18,360 for the comparable prior year period. The increase in the gross margin results from our higher sales volume coupled with improved productivity.

General and administrative expenses were $1,021,172for the six months ended June 30, 2011 compared to $799,088for the six months ended June 30, 2010.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall increase in general and administrative expenses is primarily attributable to our significant increase in sales resulting in added costs primarily in marketing, travel, administrative staff, and warranty costs.  We had 24 full time employees during the six months ended June 30, 2011 compared to 12 for the comparable prior year period.

Interest expense for six months ended June 30, 2011 was $73,764 compared to interest of $11,129 for the comparable prior year period. Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit.

Research and development expense for the six month period ended June 30, 2011 was $57,387. There was no Research & development expense for the comparable prior year period.

Our net loss for the six months ended June 30, 2011 was $789,255 or $0.02 per share compared to a net loss of $791,857 or $0.02 per share for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities primarily through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through June 30, 2011, we have incurred a cumulative net loss of $5,332,306. The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At June 30, 2011, we had cash of $17,139, net working capital deficit of $710,824 and we owed our stockholders an aggregate of $1,319,166. All of these stockholders are officers and/or directors of our Company.  Of the total due to stockholders, $109,935 was due in full on December 31, 2009 and has not been paid.  A $1,000,000 convertible loan is due September 8, 2011, or can be converted into common stock at any time prior to the due date.

During the six months ended June 30, 2011, we sold 250,000 shares of restricted common stock at a price of $0.50 per share and 1,250,000 shares of restricted common stock at a price of $0.40 per share and received cash proceeds of $625,000.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to June 30, 2011, we have incurred a cumulative net loss totaling $5,332,306and have working capital and stockholder deficits of $710,824 and $507,064 at June 30, 2011.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Recent Accounting Pronouncements

The Company does not believe that any recent accounting pronouncements will have a material effect on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 4. Controls and Procedures

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

Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.  This conclusion was based on the Company’s past failure to file its periodic reports in a timely fashion.  In addition, because of the Company’s lack of financial resources, the Company’s Chief Executive Officer also acted as its Chief Financial Officer.

The Company is now current in its filings and has appointed a Chief Financial Officer with a strong financial reporting background.  As a result, the Company’ management believes that it has greatly improved its disclosure controls and procedures.  The Company is and will continue to look for ways to improve procedures with regard to its disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, we sold 30,000 shares of restricted common stock at a price per share of $0.50 per share receiving total proceeds $15,000. These proceeds were used for general working capital purposes.

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

Xtreme Green Products Inc. (Registrant)

Date: July 28 , 2011	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: July 28 ,2011	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 31

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Sanford Leavitt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Xtreme Green Products Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information: and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 28 , 2011	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Ken Sprenkle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Xtreme Green Products Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information: and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 28 , 2011	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Xtreme Green Products Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sanford Leavitt, Chief Executive Officer, and Ken Sprenkle, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) This report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer

Date: Date: July 28 , 2011

/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Date: Date: July 28 , 2011