Form 10-Q/A
period 2011-06-30
XTREME GREEN PRODUCTS INC.
filed 2011-08-10
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

 This amendment to the quarterly report on form 10-Q of Xtreme Green Products Inc. (the “Form 10-Q) is being filed to correct a typographical error in the XBRL version of the Form 10-Q only. No changes were made to the Form 10-Q.

0

XTREME GREEN PRODUCTS INC.
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010 Unaudited
	06/30/2011	12/31/2010
ASSETS
Current Assets:
Cash	17,139	343,068
Accounts receivable	147,243	49,054
Related party receivable	13,500	-
Inventory	847,321	623,054
Other current assets	271,144	64,407
Total current assets	1,296,347	1,079,583
Property and equipment, net	251,330	179,576

Other assets	12,600	36,186
TOTAL ASSETS	1,560,277	1,295,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	233,239	172,948
Accrued expenses- related parties	209,231	190,769
Line of credit	150,000	150,000
Convertible debt- related party	1,000,000	1,000,000
Customer deposits	231,400	.
Current portion of long-term debt	73,366	11,200
Stockholder loans	109,935	119,480
Total current liabilities	2,007,171	1,644,397

Long-term debt, net of current portion	60,170	17,267
Commitments and contingencies

Stockholders' deficit:
Common stock	4,647[1]	4,496[2]
Additional paid-in capital	4,820,595	4,172,234
Accumulated deficit	(5,332,306)	(4,543,049)
Total stockholders' deficit	(507,064)	(366,319)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,560,277	1,295,345

[1] $0.0001 par value, 100,000,000 shares authorized; 46,436,370 and 44,966,370 shares issued and outstanding
[2] $0.0001 par value, 100,000,000 shares authorized; 46,436,370 and 44,966,370 shares issued and outstanding

XTREME GREEN PRODUCTS INC.
Consolidated Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended 06/30/2011	Three Months Ended 06/30/2010	Six Months Ended 06/30/2011	Six Months Ended 06/30/2010

Income Statement

Sales, net	805,298	91,330	1,286,215	124,930

Cost of sales	549,844	55,557	923,147	106,570

Gross margin	255,454	35,773	363,068	18,360

Costs and expenses:
General and administrative	568,671	414,052	1,021,172	799,088
Research and development	19,842	-	57,387
Interest expense	37,272	3,718	73,764	11,129

Total costs and expenses	625,785	417,770	1,152,323	810,217

Net loss	(370,331)	(381,997)	(789,255)	(791,857)

Per share information - basic and diluted:

Loss per common share	(0.01)	(0.01)	(0.02)	(0.02)

Weighted average common shares outstanding	46,466,370	43,289,048	45,386,870	42,646,097

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Cash Flows
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)
	Three Months Ended 06/30/2011	Three Months 06/30/2010
Cash flows from operating activities:

Net cash used in operating activities	(912,274)	(1,069,639)
Cash flows from investing activities:

Purchase of property and equipment	(90,923)	(71,205)

Net cash used in investing activities	(90,923)	(71,205)

Cash flows from financing activities:
Common stock issued for cash	625,000	1,101,498
Repayments of Long term debt	(28,467)	-
Proceeds from Loans Payable	90,279	-
Stockholders loans, net	(9,544)	(23,951)

Net cash provided by financing activities	677,268	1,077,547

Net increase in cash	(325,929)	(63,297)
Cash - beginning of period	343,068	73,700

Cash - end of period	17,139	10,403

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non Cash Investing and Financing Activities:
Conversion of related party note to common stock	-	250,000

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

Xtreme Green Products Inc. (Registrant)

Date: August 10 , 2011	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: August 10 ,2011	/s/ Ken Sprenkle
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

Date: August 10 , 2011	/s/ Sanford Leavitt
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

Date: August 10 , 2011	/s/ Ken Sprenkle
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

/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer

Date: Date: August 10 , 2011

/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Date: Date: August 10 , 2011