Form 10-Q
period 2011-09-30
XTREME GREEN PRODUCTS INC.
filed 2011-11-14
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52502

XTREME GREEN PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2191 Mendenhall Dr. Suite 101, North Las Vegas, NV	89081
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 870-0700

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

Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of October 28, 2011: 47,424,370

g

XTREME GREEN PRODUCTS INC.
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010 Unaudited

	2011	2010
ASSETS
Current Assets:
Cash	$ 13,195	$ 343,068
Accounts receivable	77,351	49,054
Related party receivable	13,500	-
Inventory	742,999	623,054
Other current assets	329,005	64,407
Total current assets	1,176,050	1,079,583
Property and equipment, net	242,514	179,576

Other assets	12,285	36,186
TOTAL ASSETS	$ 1,430,849	$ 1,295,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 258,495	$ 172,948
Accrued expenses- related parties	274,460	190,769
Line of credit	150,000	150,000
Convertible debt- related party	1,000,000	1,000,000
Customer deposits	250,000	-
Current portion of long-term debt	48,547	11,200
Stockholder loans	117,206	119,480
Total current liabilities	2,098,708	1,644,397

Long-term debt, net of current portion	45,773	17,267
Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 47,424,370 and 44,966,370 shares issued and outstanding	4,741	4,496
Additional paid-in capital	5,249,933	4,172,234
Accumulated deficit	(5,968,306)	(4,543,049)

Total stockholders' deficit	(713,632)	(366,319)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,430,849	$ 1,295,345

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

		Three Months		Nine Months
	2011	2010	2011	2010

EXPENSES:

Sales, net	$ 239,023	$ 226,801	$ 1,525,238	$ 351,731

Cost of sales	158,434	131,895	1,081,631	230,570

Gross margin	80,589	94,906	443,607	121,161

Costs and expenses:
General and administrative	631,024	564,358	1,652,197	1,371,342
Research and development	55,676	-	113,063
Interest expense	29,794	17,260	103,558	28,388

Total costs and expenses	716,494	581,618	1,868,818	1,399,730

Net loss	$ (635,905)	$ (486,712)	$ (1,425,211)	$ (1,278,569)

Per share information - basic and diluted:

Loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

Weighted average common shares outstanding	47,307,537	43,621,159	46,807,726	42,974,689

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:

Net cash used in operating activities	$ (1,315,498)	$ (1,861,582)
Cash flows from investing activities:

Purchase of property and equipment	(97,610)	(100,868)

Net cash used in investing activities	(97,610)	(100,868)

Cash flows from financing activities:
Common stock issued for cash	1,031,500	1,191,323
Repayment of long term debt	(28,467)	-
Proceeds from Loans Payable	81,350	1,000,000
Stockholders loans, net	(1,148)	(38,350)

Net cash provided by financing activities	1,083,235	2,152,973

Net increase in cash	(329,873)	(190,522)
Cash - beginning of period	343,068	73,700

Cash - end of period	$ 13,195	$ 264,222

Supplemental Cash Flow Information:
Cash paid for interest	$ 92,357	$ 14,427
Cash paid for income taxes	$ -	$ -

Non Cash Investing and Financing Activities:
Conversion of related party note to common stock	-	$ 250,000
Issuance of common stock for inventory	10,000
See the accompanying notes to the financial statements.

XTREME PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011(UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of and for the year ended December 31, 2010, included in the Company’s Form 10-K, including notes thereto.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through September 30, 2011, aggregating $5,968,306 and has working capital and stockholder deficits of $922,658 and $710,824 respectively.

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

(4)

Inventory

Inventory consisted of finished goods and parts.

(5)

Other current assets

Other current assets consisted of $168,178 in prepaid expenses and deposits and $160,827 in commission advances.

6)

Line of Credit

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2011. The line is secured by certain assets of a related party. The balance of the line at September 30, 2011 was $150,000.

(7)       Stockholder loans

During prior years the Company borrowed funds from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. At December 31, 2010 a balance of $119,480 was outstanding. As of September 30, 2011, $7,270 was borrowed and $9,544 has been repaid leaving a balance of $117,206. The loans are due on demand and bear interest at 4%.

On June 22, 2010, a family trust of which a shareholder is a trustee agreed to lend to the Company an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches. The first tranche of $250,000 was advanced on July 9, 2010.  The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance was funded on September 9, 2010.  The loans were scheduled to be repaid on September 8, 2011. The parties agreed to extend the loan through September 8, 2012, on the same terms with exception of the early prepayment option. At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share. Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

(8)       Stockholders’ (Deficit)

During the period ended March 31, 2011, the Company issued 1,470,000 shares of common stock for cash aggregating $610,000.

During the three month period ended June 30, 2011, the Company issued 30,000 shares of common stock for cash aggregating $15,000.

During the three month period ended September 30, 2011, the Company issued 938,000 shares of common stock for cash aggregating $406,500. In addition, the Company issued 20,000 shares of common stock in exchange for inventory valued at $10,000.

(9)       Stock Options

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

A summary of option activity under the Plan during the period ended September 30, 2011, is presented below

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	805,000	$0.50	5.5	$0.00
Granted	175,000	$0.50	4.5	$0.00
Outstanding at June 30, 2011	980,000	$0.50	4.9	$0.00

The following table summarizes information about fixed price stock options at September 30, 2011:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	980,000	4.9	$0.50	396,250	$0.50

The expense of these warrants for the three and nine months ended September 30, 2011 were $12,932 and $36,442 respectively. The expense of these warrants for the three and nine months ended September 30, 2010 were $10,578 and $31,734, respectively.

(10)          Concentrations

During the period ended September 30, 2011, the Company derived approximately 62% of its revenue from a single customer and as of September 30, 2011, no accounts receivable were due from this customer.

(11)       Subsequent Events

None

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

In the past nine months, we have added new vehicles including a 7’ Hydraulic dump all electric Utility Truck, an emergency medical services vehicle, and a right hand drive UTV for parking departments. Our distributor, Alexander Motors based in Tennessee, opened the first Xtreme Green store, and is presently looking for additional locations in four additional states. We have also added two new sales managers on the east coast, as well as two new distributors.  Over 20 new municipal and university accounts have been added to our sales book during the quarter ended June 30, 2011. We have also completed all testing and paperwork for the European Union certification and expect to this certification to be finalized during the fourth quarter, at which time we will commence developing European distributors.

Results of Operations

Comparison of three months ended September 30, 2011 to the three months ended September 30, 2010

Sales for the three months ended September 30, 2011 were $239,023 compared to $226,801 for the three months ended, September 30, 2010. Although demand and order commitments during the three months ended September 30, 2011 continue to be strong, sales were delayed while the company works to secure working capital to purchase needed inventory.

Cost of sales for the three months ended September 30, 2011 was $158,434 which resulted in a gross profit of $80,589 compared to cost of sales of $131,895 and a gross profit of $94,906 for the comparable prior year period.

General and administrative expenses were $631,024 for the three months ended September 30, 2011 compared to $564,358 for the three months ended September 30, 2010.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall increase in general and administrative expenses is primarily attributable to higher marketing and travel expenses and higher warranty costs. We had 22 full time employees during the three months ended September 30, 2011 compared to 14 for the comparable prior year period.

Research and development expense for the three month period ended September 30, 2011 was $55,676. There was no research & development expense for the comparable prior year period.

Interest expense for the three months ended September 30, 2011 was $29,794 compared to interest of $17,260 for the comparable prior year period.  Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit.

Our net loss for the three months ended September 30, 2011 was $635,905 or $0.01 per share compared to a net loss of $486,712 or $0.01 per share for the comparable prior year period.

Comparison of nine months ended September 30, 2011 to the nine months ended September 30, 2010

Sales nine months ended September 30, 2011 were $1,525,238 compared to $351,731 for the nine months ended September 30, 2010.

Cost of sales for the nine months ended September 30, 2011 was $1,081,631 which resulted in a gross profit of $443,607 compared to cost of sales of $230,570 and a gross profit of $121,161 for the comparable prior year period. The increase in the gross margin results from our higher sales volume coupled with improved productivity.

General and administrative expenses were $1,652,197 for the nine months ended September30, 2011 compared to $1,371,342 for the nine months ended September 30, 2010.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall increase in general and administrative expenses is primarily attributable to our significant increase in sales resulting in added costs primarily in marketing, travel, administrative staff, and warranty costs. We had 24 full time employees during the nine months ended June 30, 2011 compared to 14 for the comparable prior year period.

Interest expense for nine months ended September 30, 2011 was $103,558 compared to interest of $28,388 for the comparable prior year period. Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit.

Research and development expense for the nine month period ended September 30, 2011 was $113,063. There was no Research & development expense for the comparable prior year period.

Our net loss for the nine months ended June 30, 2011 was $1,425,211 or $0.03 per share compared to a net loss of $1,278,569 or $0.03 per share for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities primarily through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through September 30, 2011, we have incurred a cumulative net loss of $5,968,306. The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At September 30, 2011, we had cash of $13,195, net working capital deficit of $922,658 and we owed our stockholders an aggregate of $1,391,666.  Of the total due to stockholders, $117,206 is due on demand to stockholders who are also officers and/or directors of our Company and bear interest at 4.0%. A $1,000,000 convertible loan is due September 8, 2012, or can be converted into common stock at any time prior to the due date.

During the nine months ended September 30, 2011, we sold 563,000 shares of restricted common stock at a price of $0.50 per share and 1,875,000 shares of restricted common stock at a price of $0.40 per share and received cash proceeds of $1,031,500.

On June 22, 2010, a family trust of which one of our shareholder’s is a trustee (“the lender”) agreed to lend us an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches. The first tranche of $250,000 was advanced on July 9, 2010. The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance was funded on September 9, 2010. The loans were scheduled to be repaid on September 8, 2011. Prior to the expiration date the parties agreed to extend the loan through September 8, 2012. At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

We commenced selling our products during the quarter ended September 30, 2009, however, we are not profitable. The resulting lack of available cash from our operations has had an adverse impact on our liquidity, activities and operations. Until we successfully generate additional working capital, we may not be in a position to create a level of revenues that will enable us to be successful. There can be no assurances that we will achieve sufficient revenues during the next twelve months or at all. If we cannot generate sufficient revenues to continue operations, we may be forced to suspend or cease operations.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to September 30, 2011, we have incurred a cumulative net loss totaling $5,968,306 and have working capital and stockholder deficits of $922,658 and $710,824 respectively. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. This conclusion was based on the Company’s ability to now meet filing deadlines and the appointment of a Chief Financial (and principal accounting) Officer with a strong financial reporting background. As a result, the Company’s management has implemented effective disclosure controls and procedures.

(b) Changes in Internal Controls.

During the three month period ended September 30, 2011 the company’s newly appointed Chief Financial Officer has established improved internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, we sold 625,000 shares of restricted common stock at a price per share of $0.40 per share and 313,000 shares of restricted common stock at a price per share of $0.50 per share receiving total proceeds $406,500. These proceeds were used for general working capital purposes.

These securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended under Section 4 (2) there under, as they were issued in reliance on the recipients’ representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend. In addition, all recipients were provided with sufficient access to Company information.

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

Xtreme Green Products Inc. (Registrant)

Date: November 14, 2011	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	/s/ Ken Sprenkle
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

Date: November 14, 2011	/s/ Sanford Leavitt
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

Date: November 14, 2011	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Xtreme Green Products Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sanford Leavitt, Chief Executive Officer, and Ken Sprenkle, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) This report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer

Date: Date: November 14, 2011

/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Date: Date: November 14, 2011