Form 10-K
period 2011-12-31
XTREME GREEN PRODUCTS INC.
filed 2012-03-30
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

State issuer's revenues for its most recent fiscal year: $1,735,131

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by   reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011, representing the last business day of the registrant’s most recently completed second fiscal quarter: N/A.  For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,713,370 as of March 19, 2012.

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

PART I

ITEM 1.  BUSINESS

Overview of Business

We are an eco-vehicle company.  We believe that we have developed one of the largest line of revolutionary, green, 100% electric powered specialty vehicles such as Personal Mobility Vehicles (PMVs), Motorcycles & Scooters, All Terrain Vehicles (ATVs), and Utility Terrain Vehicles (UTVs).

Designed with proprietary energy management systems and electric propulsion systems, these products have the power and ability of gas powered engines, but without the particulate pollution or noise pollution. We intend to become the new wave and standard in environmentally conscious green 100% electric specialty vehicles.

Our factory occupies a 34,000 sq. ft. facility in North Las Vegas.  At this facility, we have begun manufacturing and assembling all the products so they will be “Made in the USA” items.  Additionally, to date, the Company has hired 15-20 new employees at this location to accomplish its manufacturing goals. We collaborate with a job outreach company that takes trained individuals from the construction industry and uses federal dollars to help us retrain them.  Most of the new employees were out of work for a year or more.

Organizational History

Xtreme Green Products Inc. (“XGP”, “Xtreme”, “we” or the “Company”) was originally incorporated in the State of Colorado on December 29, 2005, under the name Belarus Capital Corp.  The Company completed a migratory merger on August 18, 2008 and is currently incorporated in the state of Nevada.

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

Products

Police Mobility Vehicle (PMV-A09) – The Sentinel

The Xtreme Green Police Mobility Vehicle (PMV) is designed to replace the bicycle and foot patrol with state of the art, efficient urban neighborhood and downtown patrol. The three wheel design and the size of the vehicle (approximately 58” long and 32” wide) will allow officers to patrol on sidewalks safely as well as go through open doorways and up 8” curbs when in pursuit or rushing to a crime scene. The electric propulsion system and energy management will allow an officer to patrol as much as 80 miles without an electric charge at a cost of approximately one cent per mile.  With the internal charger, the PMV can be recharged with any 110 volt outlet.  The PMV is designed with sufficient storage units to allow an officer to carry the emergency supplies hard to carry on a bicycle or on foot.  Our target market for this vehicle, named the Sentinel, includes police departments, colleges and universities, the federal and state governments and private security companies. The Company has already shipped Sentinels throughout the United States including but not limited to Denver, Dallas, Georgia, California as well as Mexico, El Salvador and Puerto Rico.

Electric Motorcycle – the X Rider

Xtreme also markets and sells a full-sized electric motorcycle that runs on Lithium cells. This motorcycle is over 6 feet long, will drive at speeds of 60-65 MPH and will go up to 100 miles on a single charge, the perfect vehicle for going back and forth to work for pennies per day.

Electric Scooter

In addition to the products discussed above, Xtreme markets and sells a full-sized (2 meters long) electric scooter that runs on Lithium cells.  This scooter is over 6 feet long, will drive at speeds of 55 MPH and will go up to 75 miles on a single charge.

ATV Pro (All Terrain Vehicle)

The XGP All Terrain Vehicles are the first of their kind in the marketplace.  We are not aware of any competitor that has designed a four wheel drive ATV with lithium ion batteries and the performance that our proprietary propulsion system gives the user.  The ATV can be used for military applications, police and security, border patrol as well as off-roading and hunting for consumers.

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

The increase in homeland security spending since 9/11 has been substantial.  We believe that we have an opportunity to capture a substantial portion of this market created by police department purchases of police cars, associated upgrades, bicycles and other security equipment purchased with funds from the U.S. Department of Homeland Security.

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

Competition

With respect to our PMV, we compete primarily with two major manufacturers.  The first is the Segway Personal Transporter. This product is two wheeled and works off of a gyroscope system. The price for this unit is less than Xtreme’s PMV but has many differences. Some of these differences are:

•	Lower speed (12-15 MPH)

•	Fatiguing when used for lengths of time

•	Little room for accessories and emergency equipment

•	No protection for rider

•	Does not include internal charger

•	History of breakdowns

The second competitor is T3 Motion. T3 has created and marketed a similar three wheel vehicle to what the Company is now producing. The costing on T3 is about the same as the PMV. When looking at both vehicles, at first there are some similarities but the PMV actually is much different and addresses a number of design features missing in the T3. They include:

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

Strategy and Implementation Summary

We intend to introduce our innovative and unique product to the marketplace through the implementation of a strong and inclusive marketing plan that utilizes both direct and indirect methods of advertising. To increase awareness, Xtreme has outlined a series of public relation and advertising marketing programs. Xtreme plans the development of a strong distributor network.

 Marketing Strategy

We believe that we have a major competitive advantage over most players in the electric vehicle market due to the comprehensive Energy Management System XGP spent over three years perfecting. This system not only has the ability to handle huge current loads but manages the Lithium battery cells, including shutting off the vehicle when the cells become damaged or if they overheat. This allows the vehicles to be safely charged and discharged for 2-3 thousand charges. The System is run by a Master Battery Management Unit that coordinates all information specific to an individual electric motor, motor controller, battery cells and charger, programmed for each type of vehicle and use.

In addition, we believe that we have the largest and most complete line of small electric vehicles in the industry.  We do not believe that there is a competitor that markets more than one version of one of XGP’s electric vehicles.  This “one stop shop” ability for a police department, consumer or commercial user dramatically improves the company’s ability to close sales.

Xtreme follows a creative marketing plan that allows it to focus directly on its target market while using its advertising dollars conservatively. The primary focus of the marketing strategy is to grow the Company’s client base. The Company will engage in the following marketing tactics:

Tradeshows:

o

XGP will attend trade police and security meetings and tradeshows throughout the United States to increase awareness of its product to prospective customers and to simultaneously establish industry connections and contacts.

Representatives:

o

XGP has recruited a large base of U.S. and international distributors and representatives on an exclusive geographical basis. These representatives will have the rights to all the Xtreme Green products as they become available.  In some specific markets, XGP has developed distributors who purchase and inventory products for sale at wholesale pricing.  Overall, the company has 11 sets of vehicles set in strategic locations for onsite demos.

Website:

The Company presently has a website www.xgpinc.com.  XGP also has an active Blog, and Twitter and Face book accounts.  Part of the public relations plan is to make full use of the internet communication and advertising opportunities.

Regulations

General

Xtreme’s operations are subject to extensive federal, state, provincial, territorial, local and international environmental and safety laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non hazardous substances and materials into the environment and employee health and safety. Permits are required for certain of XGP’s operations, which are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their laws and regulations, and violations may result in enforcement actions such as convictions, the payment of fines or the issuing of injunctions, or some combination of the foregoing. XGP has obtained compliance certificates issued by the Department of Transportation, National Highway Transportation Safety Administration and believes that it is the first company to receive an EPA certification for an electric vehicle.  Additionally, Xtreme is applying for its EU certification that is required to ship the vehicles into Europe.  The Company expects to obtain certification by June 2012.

Laws and regulations relating mostly to engine gaseous emissions, sound levels, safety and manufacturing standards are in place or will gradually be implemented in jurisdictions where XGP’s products are manufactured and sold. XGP believes its products comply with all existing legislative and regulatory requirements in the jurisdictions where they are manufactured or sold. Moreover, XGP is taking appropriate measures to ensure that its products will be compliant with anticipated more stringent regulations as they become effective from time to time. While these efforts require substantial expenditures, it is impractical at this time to isolate these specific costs from total project costs.

Intellectual property

XGP does not currently have any patents or patent applications for any of its products or their components.

Employees

We have 20 employees, including two executive officers.  None of our employees is represented by a labor union, and XGP considers its employee relations to be excellent.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been included for quotation on the OTC Bulletin Board under the symbol XTRG since May 11, 2011.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated.  No quotes were available for prior periods.  Over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions.  Particularly since our common stock is traded infrequently they may not necessarily represent actual transactions or a liquid trading market.

Year Ended December 31, 2011	HIGH	LOW
Third Quarter	$0.55	$0.55
Fourth Quarter	$1.00	$0.40

On March 22, 2012, the closing price for our common stock on the OTC Bulletin Board was $0.19 per share.

Number of Stockholders

As of March 22, 2012, there were approximately 177 holders of record of our common stock.

Dividends

We have never declared any dividends.

Recent Sales of Unregistered Securities

In January 2011, we issued to an investor 200,000 shares of common stock for a total cash consideration of $100,000.

In January 2011 we issued to an investor 10,000 shares of common stock for a total cash consideration of $5,000.

In March 2011 we issued to an investor 1,250,000 shares of common stock for a total cash consideration of $500,000.

In March 2011 we issued to an investor 10,000 shares of common stock for a total cash consideration of $5,000.

In April 2011 we issued to an investor 30,000 shares of common stock for a total cash consideration of $15,000.

In July 2011 we issued to an investor 20,000 shares of common stock in exchange for assets valued at $10,000.

In July 2011 we issued to an investor 250,000 shares of common stock for a total cash consideration of $100,000.

In July 2011 we issued to an investor 375,000 shares of common stock for a total cash consideration of $150,000.

In July 2011 we issued to an investor 20,000 shares of common stock for a total cash consideration of $10,000.

In July 2011 we issued to an investor 20,000 shares of common stock for a total cash consideration of $10,000.

In August 2011 we issued to an investor 3,000 shares of common stock for a total cash consideration of $1,500.

In August 2011 we issued to an investor 10,000 shares of common stock for a total cash consideration of $5,000.

In August 2011 we issued to an investor 20,000 shares of common stock for a total cash consideration of $10,000.

In August 2011 we issued to an investor 20,000 shares of common stock for a total cash consideration of $10,000.

In September 2011 we issued to an investor 50,000 shares of common stock for a total cash consideration of $25,000.

In September 2011 we issued to an investor 50,000 shares of common stock for a total cash consideration of $25,000.

In September 2011 we issued to an investor 100,000 shares of common stock for a total cash consideration of $50,000.

In September 2011 we issued to an investor 20,000 shares of common stock for a total cash consideration of $10,000.

In November 2011 we issued to an investor 25,000 shares of common stock in conjunction with the issuance of $25,000 convertible note.

In November 2011 we issued to an investor 25,000 shares of common stock in conjunction with the issuance of $25,000 convertible note.

In November 2011 we issued to an investor 12,500 shares of common stock in conjunction with the issuance of $12,500 convertible note.

In November 2011 we issued to an investor 12,500 shares of common stock in conjunction with the issuance of $12,500 convertible note

In December 2011 we issued to an investor 250,000 shares of common stock in conjunction with the issuance of $250,000 convertible note.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Xtreme Green Products Inc. (“XGP”, “we”, “our”, “us”) was incorporated under the laws of the State of Nevada on May 21, 2007. We have developed a line of electric powered products such as personal mobility vehicles, motor scooters, light trucks (UTV) and ATVs. We also intend to develop additional products such as, people movers and golf cars. Our product line will be based on our proprietary “green” energy management system and electric propulsion system. These products will have the power and ability of gas powered engines, but without the particulate pollution or noise pollution.

Pursuant to the terms of a Share Purchase Agreement dated August 16, 2007, we purchased 5,000,000 shares of common stock of Belarus Capital Corp. (“Belarus” or the “Company”) in a private purchase transaction in exchange for $125,000 in cash and 1,000,000 shares of our common stock. At the time of the closing of this transaction, the 5,000,000 shares represented 100% of the issued and outstanding shares of common stock of Belarus. We funded the cash portion of the purchase cost through a combination of a $40,000 loan from one of our founding stockholders and from the proceeds of a private placement of 184,000 shares of our common stock at $0.50 per share. The value ascribed to the 1,000,000 shares of XGP stock issued in this transaction was $500,000 ($0.50 per share) which resulted in a total purchase cost of $625,000 related to the purchase of the Belarus shares. As a result of this transaction, Belarus became a wholly-owned subsidiary of XGP.

Recent Developments

Over the past year we have increased the number of vehicle options to include a 7’ hydraulic dump all electric truck, and emergency medical services vehicle, and a right hand drive UTV for parking departments. One of our third party distributors, Alexander Xtreme Green based in Tennessee, opened the first Xtreme Green store, and is presently looking for additional locations in four additional states. We have also added two new sales managers on the east coast, as well as new distributorships in the United States, Mexico, and Puerto Rico. Over 50 new municipal and university accounts have been added to our customer base during the past twelve months. We have also completed all testing and paperwork for the European Union certification and expect to certification to be finalized during the first quarter at which time we will commence developing the European market.

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Sales for the past two fiscal years ended December 31, 2011 and December 31, 2010 were $1,735,131 and $476,671, respectively. The increase in 2011 as compared to 2010 resulted from an increase in sales distributorships throughout the United States and Mexico and a higher demand for our vehicles in the market place.

Cost of sales for the year ended December 31, 2011 and 2010 was $1,243,915 and $400,752 which resulted in gross profit of $491,216 or 28.3% in 2011 and $75,919 or 16.0% in 2010.  Increased gross profits are a result of increased efficiency in assembly as well as economies of scale.

General and administrative expenses were $2,217,568 for the year ended December 31, 2011 compared to $1,386,572 for the year ended December 31, 2010.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance.  The overall increase in general and administrative expenses is attributable to the significant growth in the demand for our products leading to additional office and assembly space, marketing costs, and administrative staff.

During the year ended December 31, 2011 we incurred stock based compensation expense of $53,800 compared to $372,445 for the year ended December 31, 2010.  Stock based compensation expense for the year ended December 31, 2011 was charged to operations for the amortization of options issued. Stock based compensation expense for the year ended December 31, 2010 was principally related to $245,384 for the issuance of restricted common stock with warrants in exchange for the conversion of $250,000 of debt due to a director. In addition 169,500 shares of restricted common stock were issued for services valued at $84,750 and $42,311 was charged to operations for the amortization of options issued. The value ascribed to all shares issued as stock based compensation is $0.50 per share.

Interest expense for the year ended December 31, 2011 and 2010 was $158,693 and $308,852 respectively.  Interest expense consists primarily of amounts due under a note payable to one of our directors and interest incurred under various short term lines of credit. In addition during 2010 the value of warrants issued in conjunction with the conversion of debt into common shares of $245,384 was included as interest expense.  During 2011, accretion of discounts in relation to convertible debt totaling $19,669 was included in interest expense.

Research and development costs were charged to operations as incurred. The expenses for research & development were $224,667 for the year ended December 31, 2011 compared to $134,920 for the year ended December 31, 2010. The overall increase in research and development is attributable to our strong emphasis in expanding the options available for each product line and total commitment the XGP has to making improvements to quality.

Our net loss for the year ended December 31, 2011 was $2,163,512 or $0.05 per share compared to a net loss of $2,126,870 or $0.05 per share for the year ended December 31, 2010.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through December 31, 2011, we have incurred a cumulative net loss of $6,706,561.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At December 31, 2011 we had cash of $46,390, a net working capital deficit of $1,476,715 and we owed our stockholders an aggregate of $1,353,268.  These stockholders are also officers and directors of our Company.  Of the total due to stockholders, $103,268 is due upon demand with interest at 4% and $1,250,000 is due September 8, 2012 bearing interest at 12% with an option to convert into common stock at $0.40 per share.

During the year ended December 31, 2011 we sold 1,875,000 shares of restricted common stock at a price per share of $0.40 per share and 563,000 shares of common stock at a price per share of $0.50 and received total proceeds of $1,031,500.  These proceeds were used for general working capital purposes.

On June 22, 2010, a family trust of which one of our shareholders is a trustee (“the lender”) agreed to lend us an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches.  The first tranche of $250,000 was advanced on July 9, 2010.  The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance was funded on September 9, 2010.  The loan was initially scheduled to be repaid on September 8, 2011 but since has been extended to September 8, 2012.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

On December 8, 2011, a family trust of which one of our shareholders is a trustee (“the lender”) agreed to lend us $250,000 at an annual interest rate of 12%. The loan is scheduled to be repaid on September 8, 2012. The Company also issued 250,000 shares of common stock to the Lender. At any time prior to that date September 8, 2012 at the option of the lender the loan is convertible into common stock at $0.40 per share. Additionally, the lender has received warrants to purchase 625,000 shares, exercisable until December 31, 2014, warrants to purchase 625,000 shares at $0.65 per share exercisable until December 31, 2015, and warrants for 625,000 shares at $0.75 per share exercisable until December 31, 2016.

We are currently investigating various opportunities to raising additional capital through the sale of debt, equity securities and from additional loans from our stockholders.  There can be no assurances that we will be able to continue to sell shares of our common stock or borrow additional funds from any of our stockholders or third parties to finance the costs associated with our future operating and investing activities.

If we are successful at raising additional equity capital, it may be on terms which would result in substantial dilution to existing shareholders. If our costs and expenses prove to be greater than we currently anticipate, or if we change our current business plan in a manner that will increase our costs, we may be forced to curtail or cease operations.

Factoring Agreement

In August 2011, the Company entered into an agreement with a factor enabling the Company to finance its receivables for up to $300,000. The agreement is in effect for a twelve month period and may be terminated at that time by either party by giving written notice between 60 and 90 days prior to the expiration of the agreement. Under the terms of the factoring agreement, the Company was required to grant a first and priority security interest in substantially all its assets. The agreement was subsequently amended to allow for the grant to third parties of a lien in the Company’s physical inventory to facilitate the issuance of the secured bridge notes discussed below.

Convertible Debentures

During the fourth quarter 2011, the Company borrowed $75,000 in exchange for 24 month convertible debentures. The Debentures bear interest at 12% per annum which is payable in arrears on the first anniversary of the issuance of the Notes and on the Maturity Date.  On the maturity date, unless an event of default shall have occurred, the Company shall pay to Holder the entire principal amount plus accrued and unpaid interest in cash or at the option of the Holder, in whole or in part, in shares of common stock of the Company at $0.70 per share. The Holder, at any time after the date of issuance, may convert all or any part of all amounts due into shares of Company’s Common Stock at the conversion price of $0.70 per share. The Company may prepay the debenture plus accrued interest at any time before maturity.

Secured Bridge Note

On December 29th, 2011 the Company borrowed $100,000 in exchange for a six month secured bridge note, due June 29, 2012. The note bears interest at the rate of 12% per annum, payable on the maturity date. The maturity date shall be (A) the date the Company completes a financing transaction for the offer and sale of shares of Company’s common stock, including securities convertible into or exercisable for common stock, in the aggregate amount of no less than $2.5 million, or (B) June 29th, 2012. In addition to the repayment of the principal amount and all accrued interest, the Company shall issue to the holder, a number of securities equal to the principal amount divided by the purchase price of the securities to be issued in financing obtained with the assistance of the holder. In the event no such financing is obtained, the Company is under no obligation to issue the securities. The obligations and covenants of this note are secured by a first priority lien and security interest in the Company’s assets with the Holder’s interest shared pro rata with the holders of a series of identical notes issued on or around the date hereof.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company’s historical return experience.

Deferred revenue is recorded for amounts received in advance of the time at which delivery occurs or services are performed and included in revenue at the completion of the related services or when product delivery occurs.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its inability to secure financing necessary to build its inventory and meet demand for its products.  From inception to December 31, 2011, the Company incurred net losses of $6,706,561.  The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private and public investments. The Company has also significantly increased its revenue base and management foresees this trend continuing.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated. Any additional equity financing may involve substantial dilution to our then existing stockholders.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index of Financial statements following Part III of this Report for a listing of the Company’s financial statements and notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 13, 2011 the company dismissed its auditors, Kingerey & Crouse PA . Effective July 14, 2011 the Company engaged L.L. Bradford & Company, LLC as its independent certified public account. The company’s decision to dismiss Kingerey & Crouse and retain L.L. Bradford was approved unanimously by the Board of Directors on July 12, 2011.

Kingerey & Crouse’s report on the financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 was not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the fiscal years then ended, except that Kingerey & Crouse’s report on the financial statements as of December 31, 2010 and December 31, 2009 contained explanatory language that substantial doubt existed about the Company’s ability to continue as a going concern due to significant losses from the Company’s operations and working capital and stockholder deficiencies.

During the Company's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

During the Company's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with Kingerey & Crouse on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Kingerey & Crouse would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with L. L. Bradford regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by Stark that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria established in   Internal Control—Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2011, we did not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

We did not design and implement adequate controls related to the accounting of convertible debt transactions, specifically in this instance, applying guidance to allocate proceeds to detachable securities and also to assess for and record the beneficial conversion feature related to the convertible debt transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of March 15, 2012:

Name	Age	Position(s)
Sandy Leavitt	65	Chairman, Chief Executive Officer and Secretary
Neil Roth	60	President, Chief Operating Officer, and Director
Ken Sprenkle	65	Chief Financial Officer
Rik Deitsch	43	Director
Russell E. Hagberg	60	Director
Greg K. Hoggatt	52	Director
Richard H. Plaster	62	Director
Frank Rosenberg	71	Director

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

Ken Sprenkle has served as the Company’s Vice President of Finance since April 2010. He has over 35 years experience in financial management. From May 2008 until April, 2010 he was Vice President of Finance at Quinn Concrete Pumping, Inc. From February, 2006 until May, 2008 he was Executive Director at the Las Vegas Rescue Mission. During the period from 1998 through 2005 Mr. Sprenkle was Vice President of Finance for Wells Cargo Construction. Mr. Sprenkle holds a BS in Accounting from Robert Morris College, Pittsburgh, Pennsylvania, and an MBA from Baldwin Wallace University, Berea, Ohio.

Richard Plaster has been the President of Signature Homes since founding the Las Vegas based construction firm in 1978. Since inception, Signature has built more than 12,000 family homes in southern Nevada. He is currently active on the boards of the Smith Center for the Performing Arts, the Nevada Ballet Theatre and the Las Vegas Philharmonic, where he was past president. He has also served as board member for the Meadows school for 12 years. Mr. Plaster holds a BA in behavioral psychology from Stanford University. He also earned an MBA from the University of California, Berkeley.

Rik Deitsch has been one of our Directors since August 2009.  He has been the Chief Executive Officer and Director of Nutra Pharma Corp. (nutrapharma.com) since 2002, and from 1998 to 2002 served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specialized in the research of peptides derived from Cone Snail venom, Cobra venom and Gila Monster venom.  Mr. Deitsch holds both a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic

University and has conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch is an adjunct professor and teaches several business courses for Florida Atlantic University's College of Business and Continuing Education Department.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth salaries paid to the Company’s Officers during the fiscal year ended December 31, 2011.  In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Summary Compensation Table (1)

Name and principal position (a)	Year (b)	Salary ($) (c)	Total ($) (j)
Sandy Leavitt, Chief Executive Officer	2011	120,000	120,000
	2010	130,769	130,769
Neil Roth. President	2011	120,000	120,000
	2010	135,385	135,385
Ken Sprenkle, Chief Financial Officer	2011	83,500	83,500

(1)

In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

Name (a)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
Ken Sprenkle Chief Financial Officer	37,500	112,250	$0.50	January 1, 2016
		150,000	$0.50	November 1, 2016

(1)

In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.

Compensation of Directors

No compensation was paid to Directors during the fiscal year ended December 31, 2011.

2008 Incentive Stock Option Plans

Under the Company’s 2008 Incentive Stock Option Plan (the "2008 Incentive Plan"), it is authorized to issue 10,000,000 shares of common stock. The following is a summary of principal features of the 2008 Incentive Plan. The summary, however, does not purport to be a complete description of all the provisions of the 2008 Incentive Plan.

General

The 2008 Incentive Plan was adopted by the Board of Directors on May 22, 2008. The Board of Directors has initially reserved 10,000,000 shares of Common Stock for issuance under the 2008 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the

Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.  The then sole shareholder of the Company subsequently ratified the 2008 Incentive Stock Option Plan

The 2008 Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2008 Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

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

As of December 31, 2011, 1,130,000 options had been issued under the 2008 Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended December 31, 2010, all forms required to be filed under Section 16 were filed in a timely manner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 19, 2012 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 47,713,370 shares issued and outstanding as of March 19, 2012.  Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock
Sandy Leavitt	20,261,300	42.5%
Neil Roth	6,625,600	13.9%
Rik Deitsch (3)	2,670,000	5.4%
Russell Hagberg (4)	250,000	*
Greg Hoggatt	4,569,400	9.3%
Byron Georgiou (5)	22,275,000	33.1%
Frank Rosenberg (6)	150,000	*
Richard Plaster	3,125,000	6.5%
Ken Sprenkle (7)	311,000	*
All Directors and Executive Officers as a Group(eight persons(3)(4)(5) (6) (7):	60,237,300	86.9%

*   Less than 1%

(1) The address of all individuals listed below is c/o Xtreme Green Products Inc., 2191 Mendenhall Drive, Unit 101, North Las Vegas, NV  89081.

(2) The number of shares indicated includes (i) shares issuable upon the exercise of outstanding stock options or warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of March 19, 2012.

(3) Includes 150,000 shares issuable upon exercise of options and 1,500,000 shares issuable upon the exercise of warrants.

(4) Includes 150,000 shares issuable upon exercise of options.

(5) Includes 7,500,000 shares issuable upon currently exercisable warrants and 150,000 shares issuable upon exercise of options. Also includes (i) 2,500,000 shares of common stock issuable upon conversion of a convertible loan held by a family trust (the “Trust” of which Mr. Georgiou is a trustee, and (ii) 9,375,000 shares issuable upon exercise of warrants to be issued to the Trust upon conversion of the afore-mentioned loans.

(6) Consists of shares issuable upon exercise of options.

(7) Includes 300,000 shares issuable upon exercise of options.

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

On June 22, 2010, a family trust of which Mr. Georgiou is a trustee agreed to lend to the Company an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches.  The first tranche of $250,000 was advanced on July 9, 2010.  The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance was funded on

September 9, 2010.  The loans were scheduled to be repaid on September 8, 2011, which was extended through September 8, 2012 in conjunction with a new loan noted below.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.  In connection with this transaction, Mr. Georgiou was also granted the right to set up distributorships in the states of California, Washington and Oregon.

On December 8, 2011, a family trust of which one of our shareholders is a trustee (“the lender”) agreed to lend us $250,000 at an annual interest rate of 12%. The loan is scheduled to be repaid on September 8, 2012. The Company also issued 250,000 shares of common stock to the Lender. At any time prior to that date September 8, 2012 at the option of the lender the loan is convertible into common stock at $0.40 per share. Additionally, the lender has received warrants to purchase 625,000 shares at $0.40, exercisable until December 31, 2014, warrants to purchase 625,000 shares at $0.65 per share exercisable until December 31, 2015, and warrants for 625,000 shares at $0.75 per share exercisable until December 31, 2016.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2011 and 2010 were $25,650 and $25,500, respectively.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 12, 2008 (1)
2.2	Articles of Merger(2)
2.3	Articles of Merger (Name Change) (2)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Form of common stock certificate (3)
4.1	Form of Warrant (4)
4.2	Form of Secured Bridge Note due June 2012*
4.3	Form of 12% Convertible Bridge Note due October 2013*
10.1	2008 Incentive Stock Option Plan (5)
10.2	Form of Security Agreement*
31.1	Chief Executive Officer Certification*
31.2	Chief Financial Officer Certification*
32	Certification Pursuant to 18 U.S.C. Section 1350 *

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

(2) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(3) Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed March 15, 2007

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed February 3, 2010

(5) Incorporated by reference to the Company’s Information Statement on Schedule 14C filed June 9, 2008

EXHIBIT 4.2

THE SECURITIES REPRESENTED HEREBY INCLUDING THE SECURITIES INTO WHICH THIS INSTRUMENT MAY BE CONVERTED HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), OR ANY STATE SECURITIES OR “BLUE SKY LAWS,” AND MAY NOT BE OFFERED, SOLD, TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED ABSENT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT OR COMPLIANCE WITH RULE 144 PROMULGATED UNDER SUCH ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL, REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED.

12% SECURED BRIDGE NOTE

DUE JUNE ____, 2012

XTREME GREEN PRODUCTS INC.

Date: ______ ___, 20__

$___________

FOR VALUE RECEIVED, in cash and other consideration, Xtreme Green Products Inc., a Nevada corporation (“Borrower”), hereby promises to pay to ____________ or registered assigns (“Holder”), the sum of ___________ Thousand Dollars ($________), plus accrued interest.

(1)

Payments of Principal.  On or before the Maturity Date, unless an Event of Default shall have occurred, Borrower shall pay to Holder the entire principal amount (the “Principal Amount”) under this Promissory Note (this “Note”) plus all accrued and unpaid interest (i) in cash, The “Maturity Date” shall be the earlier of (A) the date Borrower completes a financing transaction (the “Financing”) for the offer and sale of shares of Borrower’s common stock (the “Common Stock”), including securities convertible into or exercisable for Common Stock, in an aggregate amount of no less than $2,500,000, and (B) June ___, 2012.   .  Borrower may prepay all or any portion of the amounts owing under this Note without fee, charge or premium.

(2)

Interest.  This Note shall bear interest at the rate of 12% per annum which shall be payable on the Maturity Date

(3)

Issuance of Additional Securities.  In addition to the repayment of the Principal Amount and all accrued interest hereunder, whether or not such amounts shall have been prepaid as permitted hereunder, on the Maturity Date, Borrower shall issue to Holder, a number of securities equal to the Principal Amount divided by the purchase price of the securities to be issued in the Financing

(4)

Security Interest.  Borrower’s performance of the obligations and covenants of this Note, including but not limited to repayment, shall be secured by a lien as per the Security Agreement.  Holder’s interest in such lien will be shared pro rata with the holders of a series of identical notes issued on or around the date hereof.

(5)

Event of Default.

(a)

Event of Default.  Each of the following events shall constitute an “Event of Default” hereunder:

(i)

Borrower's failure to pay to the Holder any amount when and

as due under this Note for a period of ten (10) Business Days after notice of such failure; or

(ii)

Borrower shall either (i) fail to pay, when due, or within any applicable grace period, any payment in respect of any Indebtedness in excess of $100,000, individually or in the aggregate, due to any third party, other than, with respect to unsecured indebtedness only, payments contested by the Borrower in good faith by proper proceedings and with respect to which adequate reserves have been set aside for the payment thereof, or otherwise be in breach or violation of any agreement for monies owed or owing in respect of any indebtedness in an amount in excess of $250,000, individually or in the aggregate, which breach or violation permits the other party thereto to declare a default or otherwise accelerate amounts due thereunder, or (ii) suffer to exist any other circumstance or event that would, with or without the passage of time or the giving of notice, result in a default or event of default under any agreement binding Borrower, which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects of financial condition of Borrower or any of its Subsidiaries, individually or in the aggregate;

(iii)

Borrower or any of its Subsidiaries, pursuant to or within the meaning of Title 11, U.S. Code, or any similar Federal, foreign or state law for the relief of debtors generally (collectively, “Bankruptcy Law”), (A) commences a voluntary case, (B) consents to the entry of an order for relief against it in an involuntary case, (C) consents to the appointment of a receiver, trustee, assignee, liquidator or similar official for substantially all of its assets (a “Custodian”), (D) makes a general assignment for the benefit of its creditors or (E) admits in writing that it is generally unable to pay its debts as they become due;

(iv)

a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that (A) is for relief against Borrower or any of its Subsidiaries in an involuntary case, (B) appoints a Custodian of Borrower or any of its Subsidiaries for substantially all of its assets, or (C) orders the liquidation of Borrower or any of its Subsidiaries;

(v)

a final judgment or judgments for the payment of money aggregating in excess of $250,000 are rendered against Borrower or any of its Subsidiaries and which judgments are not, within sixty (60) days after the entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within sixty (60) days after the expiration of such stay; provided, however, that any judgment which is covered by insurance or an indemnity from a credit worthy party shall not be included in calculating the $250,000 amount set forth above; and

(vi)

Borrower breaches any covenant or other term or condition or any material representation or warranty of any of the Transaction Documents, except, in the case of a breach of a covenant or other term or condition which is curable, and provided that Borrower delivers prompt notice of such breach to the Holder, only if such breach continues for a period of at least ten (10) consecutive Business Days.

(b)           Acceleration.  Upon the occurrence of an Event of Default under this Note, Holder shall have, at its option, the right, without further notice or demand, which Borrower hereby expressly waives, to declare the unpaid principal and interest immediately due and payable and to exercise any other rights and remedies that Holder may have.  Holder’s failure to accelerate the payment of this Note upon the occurrence of one or more events of default shall not constitute a waiver of Holder’s right to exercise such options at any subsequent time with respect to the same or any other event of default.  Holder’s acceptance of any payment under this Note which is less than payment in full of all amounts then due and payable shall not constitute a waiver by Holder of any right to declare a default hereunder or to pursue any remedy available under this Note, at law or in equity, or under any other agreement, instrument or document entered into by and between Borrower and Holder.

(6)

Notices; Payments.

(a)       Notices.  Any and all notices or other communications or deliveries required or permitted to be provided hereunder shall be in writing and shall be deemed given and effective on the earliest of (a) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number set forth on the signature pages attached hereto prior to 5:30 p.m. (Pacific time) on a Business Day, (b) the next Business Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number set forth on the signature pages attached hereto on a day that is not a Business Day or later than 5:30 p.m. (Eastern time) on any Business Day, (c) the 2nd  Business Day following the date of mailing, if sent by U.S. nationally recognized overnight courier service, or (d) upon actual receipt by the party to whom such notice is required to be given.  The address for such notices and communications shall be as set forth below:

If to Borrower:

2191 Mendenhall Dr. Suite 101,

North Las Vegas, NV 89081

Attn.: Neil Roth

Fax: (702) 447-9797

With a copy to:

Louis A. Brilleman, Esq.

1140 Avenue of the Americas, 9th Floor

New York, NY 10036

Fax: (646) 380-6899

If to Holder:

________________

Signature

________________

By

Address

_________________

_________________

_________________

_________________

Telephone

_________________

Fax or Email

(b)            Payments.  Whenever any payment of cash is to be made by Borrower to any Person pursuant to this Note, such payment shall be made in lawful money of the United States of America by a check drawn on the account of Borrower and sent via overnight courier service to such Person at the address provided for notice pursuant to Section 13(a) above, or as subsequently provided to the other party in writing; provided that the Holder may elect to receive a payment of cash via wire transfer of immediately available funds by providing Borrower with prior written notice setting out such request and the Holder's wire transfer instructions.  Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a Business Day, the same shall instead be due on the next succeeding day which is a Business Day.

(7)           Cancellation.  After all principal, interest and other amounts at any time owed on this Note have been indefeasibly paid in full, this Note shall automatically be deemed canceled, shall be surrendered to Borrower for cancellation and shall not be reissued.

(8)           Waivers by Borrower.  Borrower (a) waives diligence, grace, demand, presentment for payment, exhibition of this Note, protest, notice of protest, notice of dishonor, notice of demand, notice of nonpayment, and any or all other notices whatsoever, and any and all exemption rights against the indebtedness evidenced by this Note; (b) agrees to any and all extensions or renewals from time to time without notice and to any partial payments of this Note; (c) consents to offsets of any sums owed to Borrower by Holder at any time, or to any release of any party liable for payment of this Note; and (d) agrees that any such waiver, extension, renewal, release, consent, or partial payment may be made without notice to Borrower or any other party and shall not release or discharge any one or all of them from the obligation of payment of this Note or any installment of this Note or any other liability under this Note.

(9)           Governing Law; Jurisdiction; Severability; Jury Trial.  This Note shall be construed and enforced in accordance with, and all questions concerning the construction, validity, interpretation and performance of this Note shall be governed by, the internal laws of the State of Nevada, without giving effect to any choice of law or conflict of law provision or rule that would cause the application of the laws of any jurisdictions other than the State of Nevada.  Borrower hereby irrevocably submits to the exclusive jurisdiction of the courts sitting in the City of Las Vegas, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper.  Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.  In the event that any provision of this Note is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law.  Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision of this Note.  Nothing contained herein shall be deemed or operate to preclude the Holder from bringing suit or taking other legal action against Borrower in any other jurisdiction to collect on Borrower's obligations to the Holder, or to enforce a judgment or other court ruling in favor of the Holder.

(10)           Usury Savings.  Borrower and Holder intend to contract in compliance with all state and federal usury laws governing the loan evidenced by this Note.  Holder and Borrower agree that none of the terms of this Note shall be construed to require payment of interest at a rate in excess of the maximum interest rate allowed by any applicable state, federal or foreign usury laws.  If Holder receives sums which constitute interest that would otherwise increase the effective interest rate on this Note to a rate in excess of that permitted by any applicable law, then all such sums constituting interest in excess of the maximum lawful rate shall at Holder’s option either be credited to the payment of principal or returned to Borrower.  The provisions of this Section 9 control the other provisions of this Note and any other agreement between Borrower and Holder.

(11)           Severability.  All provisions hereof are severable.  If any provision hereof is declared invalid for any reason, that invalidity shall not affect any other provision of this Note, all of which shall remain in full force and effect.

[Signature Page Follows]

IN WITNESS WHEREOF, Borrower has caused this Note to be duly executed as of the date set forth above.

XTREME GREEN PRODUCTS INC.

By: ________________________

Neil Roth

Chief Executive Officer

EXHIBIT 4.3

THE SECURITIES REPRESENTED HEREBY INCLUDING THE SECURITIES INTO WHICH THIS INSTRUMENT MAY BE CONVERTED HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), OR ANY STATE SECURITIES OR “BLUE SKY LAWS,” AND MAY NOT BE OFFERED, SOLD, TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED ABSENT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT OR COMPLIANCE WITH RULE 144 PROMULGATED UNDER SUCH ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL, REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED.

12% CONVERTIBLE BRIDGE NOTE

DUE OCTOBER ____, 2013

XTREME GREEN PRODUCTS INC.

Date: ______ ___, 2011

$_______

FOR VALUE RECEIVED, in cash and other consideration, Xtreme Green Products Inc., a Nevada corporation (“Borrower”), hereby promises to pay to ____________ or registered assigns (“Holder”), the sum of ___________ Thousand Dollars ($________).

(1)

Payments of Principal.  On the Maturity Date, unless an Event of Default shall have occurred, Borrower shall pay to Holder the entire principal amount (the “Principal Amount”) under this Promissory Note (this “Note”) plus all accrued and unpaid interest (i) in cash, or (ii) at the option of the Holder, in whole or in part, in shares of common stock of the Borrower, par value $.0001 per share (the “Common Stock”), as hereinafter provided.  The “Maturity Date” shall be ____________, 2013.  Commencing on the first anniversary of the date of issuance, Borrower may prepay all or any portion of the amounts owing under this Note without fee, charge or premium, (i) in cash or (ii) in Common Stock as hereinafter provided.

(2)

Interest.  This Note shall bear interest at the rate of 12% per annum and shall be payable annually in arrears on the first anniversary of the issuance of this Note and on the Maturity Date.

(3)

Conversion and Redemption.

(a)

The Holder, at any time after the date of issuance, may convert all or any part of all amounts due hereunder into shares of Common Stock at the conversion price of $0.70 per share by delivering to the Borrower a conversion notice in the form of Exhibit A.   In the event that the Holder elects to convert a portion of this Note only, the Borrower shall upon surrender of this Note to the Borrower issue a new promissory note evidencing indebtedness in the amount of the unconverted portion of this Note.

(b)

Commencing on the first anniversary of the date of issuance of this Note, if the Market Price of the Common Stock is no less than $0.91 per share, the Company may redeem the Principal Amount plus all accrued and unpaid interest under this Note by issuing to the Holder that number of shares of Common Stock arrived at by dividing the Principal Amount plus all accrued and unpaid interest by the Market Price in effect on the date a notice announcing the redemption (a “Redemption Notice”) is sent to the Holder.  As used herein, the term “Market Price” means the average of the closing price of the Common Stock for the ten trading days ending one trading day prior to the day a Redemption Notice is sent by the Borrower to the Holder.

(4)

Event of Default.

(a)

Event of Default.  Each of the following events shall constitute an “Event of Default” hereunder:

(vii)

Borrower's failure to pay to the Holder any amount when and as due under this Note for a period of ten (10) Business Days after notice of such failure; or

(viii)

Borrower shall either (i) fail to pay, when due, or within any applicable grace period, any payment in respect of any Indebtedness in excess of $100,000, individually or in the aggregate, due to any third party, other than, with respect to unsecured indebtedness only, payments contested by the Borrower in good faith by proper proceedings and with respect to which adequate reserves have been set aside for the payment thereof, or otherwise be in breach or violation of any agreement for monies owed or owing in respect of any indebtedness in an amount in excess of $250,000, individually or in the aggregate, which breach or violation permits the other party thereto to declare a default or otherwise accelerate amounts due thereunder, or (ii) suffer to exist any other circumstance or event that would, with or without the passage of time or the giving of notice, result in a default or event of default under any agreement binding Borrower, which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects of financial condition of Borrower or any of its Subsidiaries, individually or in the aggregate;

(ix)

Borrower or any of its Subsidiaries, pursuant to or within the meaning of Title 11, U.S. Code, or any similar Federal, foreign or state law for the relief of debtors generally (collectively, “Bankruptcy Law”), (A) commences a voluntary case, (B) consents to the entry of an order for relief against it in an involuntary case, (C) consents to the appointment of a receiver, trustee, assignee, liquidator or similar official for substantially all of its assets (a “Custodian”), (D) makes a general assignment for the benefit of its creditors or (E) admits in writing that it is generally unable to pay its debts as they become due;

(x)

a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that (A) is for relief against Borrower or any of its Subsidiaries in an involuntary case, (B) appoints a Custodian of Borrower or any of its Subsidiaries for substantially all of its assets, or (C) orders the liquidation of Borrower or any of its Subsidiaries;

(xi)

a final judgment or judgments for the payment of money aggregating in excess of $250,000 are rendered against Borrower or any of its Subsidiaries and which judgments are not, within sixty (60) days after the entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within sixty (60) days after the expiration of such stay; provided, however, that any judgment which is covered by insurance or an indemnity from a credit worthy party shall not be included in calculating the $250,000 amount set forth above; and

(xii)

Borrower breaches any covenant or other term or condition or any material representation or warranty of any of the Transaction Documents, except, in the case of a breach of a covenant or other term or condition which is curable, and provided that Borrower delivers prompt notice of such breach to the Holder, only if such breach continues for a period of at least ten (10) consecutive Business Days.

(b)           Acceleration.  Upon the occurrence of an Event of Default under this Note, Holder shall have, at its option, the right, without further notice or demand, which Borrower hereby expressly waives, to declare the unpaid principal and interest immediately due and payable and to exercise any other rights and remedies that Holder may have.  Holder’s failure to accelerate the payment of this Note upon the occurrence of one or more events of default shall not constitute a waiver of Holder’s right to exercise such options at any subsequent time with respect to the same or any other event of default.  Holder’s acceptance of any payment under this Note which is less than payment in full of all amounts then due and payable shall not constitute a waiver by Holder of any right to declare a default hereunder or to pursue any remedy available under this

Note, at law or in equity, or under any other agreement, instrument or document entered into by and between Borrower and Holder.

(5)

Notices; Payments.

(a)       Notices.  Any and all notices or other communications or deliveries required or permitted to be provided hereunder shall be in writing and shall be deemed given and effective on the earliest of (a) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number set forth on the signature pages attached hereto prior to 5:30 p.m. (Pacific time) on a Business Day, (b) the next Business Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number set forth on the signature pages attached hereto on a day that is not a Business Day or later than 5:30 p.m. (Eastern time) on any Business Day, (c) the 2nd  Business Day following the date of mailing, if sent by U.S. nationally recognized overnight courier service, or (d) upon actual receipt by the party to whom such notice is required to be given.  The address for such notices and communications shall be as set forth below:

If to Borrower:

2191 Mendenhall Dr. Suite 101,

North Las Vegas, NV 89081

Attn.: Neil Roth

Fax: 702-447-9797

With a copy to:

Louis A. Brilleman, Esq.

1140 Avenue of the Americas, 9th Floor

New York, NY 10036

Fax: (646) 380-6899

If to Holder:

__________________

__________________

(b)            Payments.  Whenever any payment of cash is to be made by Borrower to any Person pursuant to this Note, such payment shall be made in lawful money of the United States of America by a check drawn on the account of Borrower and sent via overnight courier service to such Person at the address provided for notice pursuant to Section 13(a) above, or as subsequently provided to the other party in writing; provided that the Holder may elect to receive a payment of cash via wire transfer of immediately available funds by providing Borrower with prior written notice setting out such request and the Holder's wire transfer instructions.  Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a Business Day, the same shall instead be due on the next succeeding day which is a Business Day.

(6)           Cancellation.  After all principal, interest and other amounts at any time owed on this Note have been indefeasibly paid in full, this Note shall automatically be deemed canceled, shall be surrendered to Borrower for cancellation and shall not be reissued.

(7)           Waivers by Borrower.  Borrower (a) waives diligence, grace, demand, presentment for payment, exhibition of this Note, protest, notice of protest, notice of dishonor, notice of demand, notice of nonpayment, and any or all other notices whatsoever, and any and all exemption rights against the indebtedness evidenced by this Note; (b) agrees to any and all extensions or renewals from time to time without notice and to any partial payments of this Note; (c) consents to offsets of any sums owed to Borrower by Holder at any time, or to any release of any party liable for payment of this Note; and (d) agrees that any such waiver, extension, renewal, release, consent, or partial payment may be made without notice to

Borrower or any other party and shall not release or discharge any one or all of them from the obligation of payment of this Note or any installment of this Note or any other liability under this Note.

(8)           Governing Law; Jurisdiction; Severability; Jury Trial.  This Note shall be construed and enforced in accordance with, and all questions concerning the construction, validity, interpretation and performance of this Note shall be governed by, the internal laws of the State of Nevada, without giving effect to any choice of law or conflict of law provision or rule that would cause the application of the laws of any jurisdictions other than the State of Nevada.  Borrower hereby irrevocably submits to the exclusive jurisdiction of the courts sitting in the City of Las Vegas, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper.  Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.  In the event that any provision of this Note is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law.  Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision of this Note.  Nothing contained herein shall be deemed or operate to preclude the Holder from bringing suit or taking other legal action against Borrower in any other jurisdiction to collect on Borrower's obligations to the Holder, or to enforce a judgment or other court ruling in favor of the Holder.

(9)           Usury Savings.  Borrower and Holder intend to contract in compliance with all state and federal usury laws governing the loan evidenced by this Note.  Holder and Borrower agree that none of the terms of this Note shall be construed to require payment of interest at a rate in excess of the maximum interest rate allowed by any applicable state, federal or foreign usury laws.  If Holder receives sums which constitute interest that would otherwise increase the effective interest rate on this Note to a rate in excess of that permitted by any applicable law, then all such sums constituting interest in excess of the maximum lawful rate shall at Holder’s option either be credited to the payment of principal or returned to Borrower.  The provisions of this Section 9 control the other provisions of this Note and any other agreement between Borrower and Holder.

(10)           Severability.  All provisions hereof are severable.  If any provision hereof is declared invalid for any reason, that invalidity shall not affect any other provision of this Note, all of which shall remain in full force and effect.

[Signature Page Follows]

IN WITNESS WHEREOF, Borrower has caused this Note to be duly executed as of the date set forth above.

XTREME GREEN PRODUCTS INC.

By:_____________________

Neil Roth

President

EXHIBIT 10.2

SECURITY AGREEMENT

This SECURITY AGREEMENT, dated as of ___________, 2012 (this “Agreement”), is among Xtreme Green Products Inc., a Nevada corporation (the “Company”), and the holders of the Company’s 12% Secured Bridge Notes due __________, 2012 in the original aggregate principal amount of $_________ (collectively, the “Notes”) signatory hereto, their endorsees, transferees and assigns (collectively, the “Secured Parties”).

WITNESSETH:

WHEREAS, the Secured Parties have severally agreed to extend the loans to the Company evidenced by the Notes; and

WHEREAS, in order to induce the Secured Parties to extend the loans evidenced by the Notes, the Company has agreed to execute and deliver to the Secured Parties this Agreement and to grant the Secured Parties pari passu with each other Secured Party and through the Agent (as defined below), a security interest in certain property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Notes.

NOW, THEREFORE, in consideration of the agreements herein contained and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

1.  Certain Definitions. As used in this Agreement, the following terms shall have the meanings set forth in this Section 1. Terms used but not otherwise defined in this Agreement that are defined in Article 9 of the UCC (such as “account”, “chattel paper”, “commercial tort claim”, “deposit account”, “document”, “equipment”, “fixtures”, “general intangibles”, “goods”, “instruments”, “inventory”, “investment property”, “letter-of-credit rights”, “proceeds” and “supporting obligations”) shall have the respective meanings given such terms in Article 9 of the UCC.

(a)  “Collateral” means the collateral in which the Secured Parties are granted a security interest by this Agreement and which shall include the following personal property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, wherever situated, and all additions and accessions thereto and all substitutions and replacements thereof, and all proceeds, products and accounts thereof, including, without limitation, all proceeds from the sale or transfer of the Collateral and of insurance covering the same and of any tort claims in connection therewith, and all dividends, interest, cash, notes, securities, equity interest or other property at any time and from time to time acquired, receivable or otherwise distributed in respect of, or in exchange for, any or all of the Pledged Securities (as defined below):

(i) All goods, including, without limitation, (A) all machinery, equipment, computers, motor vehicles, trucks, tanks, boats, ships, appliances, furniture, special and general tools, fixtures, test and quality control devices and other equipment of every kind and nature and wherever situated, together with all documents of title and documents representing the same, all additions and accessions thereto, replacements therefor, all parts therefor, and all substitutes for any of the foregoing and all other items used and useful in connection with the Company’s businesses and all improvements thereto; and (B) all inventory;

(ii)  All contract rights and other general intangibles, including, without limitation, all partnership interests, membership interests, stock or other securities, rights under any of the Organizational Documents, agreements related to the Pledged Securities, licenses, distribution and other agreements, computer software (whether “off-the-shelf”, licensed from any third party or developed by the Company), computer software development rights, leases, franchises, customer lists, quality control procedures, grants and rights, goodwill, trademarks, service marks, trade styles, trade names, patents, patent applications, copyrights, and income tax refunds;

(iii)  All accounts, together with all instruments, all documents of title representing any of the foregoing, all rights in any merchandising, goods, equipment, motor vehicles and trucks which any of the same may represent, and all right, title, security and guaranties with respect to each account, including any right of stoppage in transit;

(iv) All documents, letter-of-credit rights, instruments and chattel paper;

(v) All commercial tort claims;

(vi) All deposit accounts and all cash (whether or not deposited in such deposit accounts);

(vii) All investment property;

 (viii) All supporting obligations; and

(ix) All files, records, books of account, business papers, and computer programs; and

(x) the products and proceeds of all of the foregoing Collateral set forth in clauses (i)-(ix) above.

Without limiting the generality of the foregoing, the “Collateral” shall include all insurance proceeds from the same, judgments and proceeds from the recovery thereof, investment property and general intangibles respecting ownership and/or other equity interests in any entities, and any other shares of capital stock and/or other equity interests of any other direct or indirect subsidiary of the Company obtained in the future, and, in each case, all certificates representing such shares and/or equity interests and, in each case, all rights, options, warrants, stock, other securities and/or equity interests that may hereafter be received, receivable or distributed in respect of, or exchanged for, any of the foregoing and all rights arising under or in connection with the Pledged Securities, including, but not limited to, all dividends, interest and cash.

Notwithstanding the foregoing, nothing herein shall be deemed to constitute an assignment of any asset which, in the event of an assignment, becomes void by operation of applicable law or the assignment of which is otherwise prohibited by applicable law (in each case to the extent that such applicable law is not overridden by Sections 9-406, 9-407 and/or 9-408 of the UCC or other similar applicable law);  provided, however, that to the extent permitted by applicable law, this Agreement shall create a valid security interest in such asset and, to the extent permitted by applicable law, this Agreement shall create a valid security interest in the proceeds of such asset.

(b)  “Intellectual Property” means the collective reference to all rights, priorities and privileges relating to intellectual property, whether arising under United States, multinational or foreign laws or otherwise, including, without limitation, (i) all copyrights arising under the laws of the United States, any other country or any political subdivision thereof, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof, and all applications in connection therewith, including, without limitation, all registrations, recordings and applications in the United States Copyright Office, (ii) all letters patent of the United States, any other country or any political subdivision thereof, all reissues and extensions thereof, and all applications for letters patent of the United States or any other country and all divisions, continuations and continuations-in-part thereof, (iii) all trademarks, trade names, corporate names, company names, business names, fictitious business names, trade dress, service marks, logos, domain names and other source or business identifiers, and all goodwill associated therewith, now existing or hereafter adopted or acquired, all registrations and recordings thereof, and all applications in connection therewith, whether in the United States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof or any other country or any political subdivision thereof, or otherwise, and all common law rights related thereto, (iv) all trade secrets arising under the laws of the United States, any other country or any political subdivision thereof, (v) all rights to obtain any reissues, renewals or extensions of the foregoing, (vi) all licenses for any of the foregoing, and (vii) all causes of action for infringement of the foregoing.

(c) “Majority in Interest” means, at any time of determination, the majority in interest (based on then-outstanding principal amounts of Notes at the time of such determination) of the Secured Parties.

(d)  “Obligations” means all of the liabilities and obligations (primary, secondary, direct, contingent, sole, joint or several) due or to become due, or that are now or may be hereafter contracted or acquired, or owing to, of the Company to the Secured Parties, including, without limitation, all obligations under this Agreement, the Notes and any other instruments, agreements or other documents executed and/or delivered in connection herewith or therewith, in each case, whether now or hereafter existing, voluntary or involuntary, direct or indirect, absolute or contingent, liquidated or unliquidated, whether or not jointly owed with others, and whether or not from time to time decreased or extinguished and later increased, created or incurred, and all or any portion of such obligations or liabilities that are paid, to the extent all or any part of such payment is avoided or recovered directly or indirectly from any of the Secured Parties as a preference, fraudulent transfer or otherwise as such obligations may be amended, supplemented, converted, extended or modified from time to time. Without limiting the generality of the foregoing, the term “Obligations” shall include, without limitation: (i) principal of, and interest on the Notes and the loans extended pursuant thereto; (ii) any and all other fees, indemnities, costs, obligations and liabilities of the Company from time to time under or in connection with this Agreement, the Notes and any other instruments, agreements or other documents executed and/or delivered in connection herewith or therewith; and (iii) all amounts (including but not limited to post-petition interest) in respect of the foregoing that would be payable but for the fact that the obligations to pay such amounts are unenforceable or not allowable due to the existence of a bankruptcy, reorganization or similar proceeding involving the Company.

(e)  “Organizational Documents” means the documents by which the Company was organized (such as a certificate of incorporation, certificate of limited partnership or articles of organization, and including, without limitation, any certificates of designation for preferred stock or other forms of preferred equity) and which relate to the internal governance of the Company (such as bylaws, a partnership agreement or an operating, limited liability or members agreement).

(f)  “Permitted Lien” means the individual and collective reference to the following: (a) liens for taxes, assessments and other governmental charges or levies not yet due or Liens for taxes, assessments and other governmental charges or levies being contested in good faith and by appropriate proceedings for which adequate reserves (in the good faith judgment of the management of the Company) have been established in accordance with GAAP; and (b) liens imposed by law which were incurred in the ordinary course of the Company’s business, such as carriers’, warehousemen’s and mechanics’ Liens, statutory landlords’ Liens, and other similar Liens arising in the ordinary course of the Company’s business, and which (x) do not individually or in the aggregate materially detract from the value of such property or assets or materially impair the use thereof in the operation of the business of the Company and its consolidated Subsidiaries or (y) are being contested in good faith by appropriate proceedings, which proceedings have the effect of preventing for the foreseeable future the forfeiture or sale of the property or asset subject to such Lien.

(g)  “Pledged Securities” shall have the meaning ascribed to such term in Section 4(g).

(h) “UCC” means the Uniform Commercial Code of the State of California and or any other applicable law of any state or states which has jurisdiction with respect to all, or any portion of, the Collateral or this Agreement, from time to time. It is the intent of the parties that defined terms in the UCC should be construed in their broadest sense so that the term “Collateral” will be construed in its broadest sense. Accordingly if there are, from time to time, changes to defined terms in the UCC that broaden the definitions, they are incorporated herein and if existing definitions in the UCC are broader than the amended definitions, the existing ones shall be controlling.

2.  Grant of Security Interest in Collateral and Prior Security Interest.

(a) As an inducement for the Secured Parties to extend the loans as evidenced by the Notes and to secure the complete and timely payment, performance and discharge in full, as the case may be, of all of the Obligations, the Company hereby unconditionally and irrevocably pledges, grants and hypothecates to the Secured Parties a security interest in and to, a lien upon and a right of set-off against all of their respective right, title and interest of whatsoever kind and nature in and to, the Collateral (a “Security Interest” and, collectively, the “Security Interests”).

(b) Notwithstanding anything herein to the contrary, Secured Parties understand and acknowledge that the Collateral (other than the Company’s physical inventory) is subject to a first priority security interest (the “Factor’s Lien”)  granted to the Company’s factor (the “Factor”) and that Secured Parties’ rights in the Collateral are severely limited as a result thereof .

3. Delivery of Certain Collateral.  Subject to the Factor’s Lien, when requested, the Company shall deliver or cause to be delivered to the Agent (a) any and all certificates and other instruments representing or evidencing the Pledged Securities, and (b) any and all certificates and other instruments or documents representing any of the other Collateral, in each case, together with all necessary endorsements.

4.  Representations, Warranties, Covenants and Agreements of the Company. Except as set forth under the corresponding section of the disclosure schedules delivered to the Secured Parties concurrently herewith (the “ Disclosure Schedules ”), which Disclosure Schedules shall be deemed a part hereof, the Company represents and warrants to, and covenants and agrees with, the Secured Parties as follows:

(a) The Company has the requisite corporate power and authority to enter into this Agreement and otherwise to carry out its obligations hereunder. The execution, delivery and performance by the Company of this Agreement and the filings contemplated therein have been duly authorized by all necessary action on the part of the Company and no further action is required by the Company. This Agreement has been duly executed by the Company and it constitutes the legal, valid and binding obligation of the Company, enforceable against it in accordance with its terms except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization and similar laws of general application relating to or affecting the rights and remedies of creditors and by general principles of equity.

(b)  Subject to the Factor’s Lien, the Company is the sole owner of the Collateral (except for non-exclusive licenses granted in the ordinary course of business), free and clear of any liens, security interests, encumbrances, rights or claims, and are fully authorized to grant the Security Interests.  Except as set forth on Schedule B attached hereto, there is not on file in any governmental or regulatory authority, agency or recording office an effective financing statement, security agreement, license or transfer or any notice of any of the foregoing (other than those that will be filed in favor of the Secured Parties pursuant to this Agreement) covering or affecting any of the Collateral. Except as set forth on Schedule B attached hereto and except pursuant to this Agreement, as long as this Agreement shall be in effect, without the consent of a Majority in Interest, the Company shall not execute and shall not knowingly permit to be on file in any such office or agency any other financing statement or other document or instrument (except to the extent filed or recorded in favor of the Secured Parties pursuant to the terms of this Agreement).

(c)  The Company shall at all times maintain its books of account and records relating to the Collateral at its principal place of business and its Collateral at the locations set forth on Schedule A  attached hereto and may not relocate such books of account and records or tangible Collateral unless it delivers to the Secured Parties at least 30 days prior to such relocation (i) written notice of such relocation and the new location thereof (which must be within the United States) and (ii) evidence that appropriate financing statements under the UCC and other necessary documents have been filed and recorded and other steps have been taken to perfect the Security Interests to create in favor of the Secured Parties a valid, perfected and continuing perfected first priority lien in the Collateral.

(d)  This Agreement creates in favor of the Secured Parties a valid security interest in the Collateral, subject only to Permitted Liens and the Factor’s Lien securing the payment and performance of the Obligations. Upon making the filings described in the immediately following paragraph, all security interests created hereunder in any Collateral which may be perfected by filing Uniform Commercial Code financing statements shall have been duly perfected. Except for the filing of the Uniform Commercial Code financing statements referred to in the immediately following paragraph, the execution and the delivery of the certificates and other instruments provided in Section 3, no action is necessary to create, perfect or protect the security interests created hereunder.

(e)  The Company hereby authorizes the Agent to file one or more financing statements under the UCC, with respect to the Security Interests, with the proper filing and recording agencies in any jurisdiction deemed proper by it.

 (f)  The execution, delivery and performance of this Agreement by the Company does not (i) violate any of the provisions of any of its Organizational Documents or any judgment, decree, order or award of any court, governmental body or arbitrator or any applicable law, rule or regulation applicable to it or (ii) conflict with, or constitute a default (or an event that with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation (with or without notice, lapse of time or both) of, any agreement, credit facility, debt or other instrument (evidencing Company debt or otherwise) or other understanding to which the Company is a party or by which any property or asset of the Company is bound or affected. If any, all required consents (including, without limitation, from stockholders or creditors of the Company) necessary for the Company to enter into and perform its obligations hereunder have been obtained.

 (g)  The capital stock and other equity interests (the “Pledged Securities”) represent all of the capital stock and other equity interests owned, directly or indirectly, by the Company. All of the Pledged Securities are validly issued, fully paid and nonassessable, and the Company is the legal and beneficial owner of the Pledged Securities, free and clear of any lien, security interest or other encumbrance except for the security interests created by this Agreement and other Permitted Liens.

(h)  The ownership and other equity interests in partnerships and limited liability companies (if any) included in the Collateral by their express terms do not provide that they are securities governed by Article 8 of the UCC and are not held in a securities account or by any financial intermediary.

(i)  Except for Permitted Liens and the Factor’s Lien, the Company shall at all times maintain the liens and Security Interests provided for hereunder as valid and perfected first priority liens and security interests in the Collateral in favor of the Secured Parties until this Agreement and the Security Interest hereunder shall be terminated pursuant to the terms hereof.  The Company hereby agrees to defend the same against the claims of any and all persons and entities. The Company shall safeguard and protect all Collateral for the account of the Secured Parties.  At the request of the Agent, the Company will sign and deliver to the Agent on behalf of the Secured Parties at any time or from time to time one or more financing statements pursuant to the UCC in form reasonably satisfactory to the Agent and will pay the cost of filing the same in all public offices wherever filing is, or is deemed by the Agent to be, necessary or desirable to effect the rights and obligations provided for herein. Without limiting the generality of the foregoing, the Company shall pay all fees, taxes and other amounts necessary to maintain the Collateral and the Security Interests hereunder, and the Company shall obtain and furnish to the Agent from time to time, upon demand, such releases and/or subordinations of claims and liens which may be required to maintain the priority of the Security Interests hereunder.

(j)  The Company shall not transfer, pledge, hypothecate, encumber, license, sell or otherwise dispose of any of the Collateral (except for non-exclusive licenses granted in the ordinary course of business and sales of inventory in the ordinary course of business) without the prior written consent of a Majority in Interest.

(k) The Company shall keep and preserve its equipment, inventory and other tangible Collateral in good condition, repair and order and shall not operate or locate any such Collateral (or cause to be operated or located) in any area excluded from insurance coverage.

(l) The Company shall maintain with financially sound and reputable insurers, insurance with respect to the Collateral, including Collateral hereafter acquired, against loss or damage of the kinds and in the amounts customarily insured against by entities of established reputation having similar properties similarly situated and in such amounts as are customarily carried under similar circumstances by other such entities and otherwise as is prudent for entities engaged in similar businesses but in any event sufficient to cover the full replacement cost thereof. The Company shall cause each insurance policy issued in connection herewith to provide, and the insurer issuing such policy to certify to the Agent, that (a) the Agent will be named as lender loss payee and additional insured under each such insurance policy; (b) if such insurance be proposed to be cancelled or materially changed for any reason whatsoever, such insurer will promptly notify the Agent and such cancellation or change shall not be effective as to the Agent for at least thirty (30) days after receipt by the Agent of such notice, unless the effect of such change is to extend or increase coverage under the policy; and (c) the Agent will have the right (but no obligation) at its election to remedy any default in the payment of premiums within thirty (30) days of notice from the insurer of such default. If no Event of Default (as defined in the Notes) exists and if the proceeds arising out of any claim or series of related claims do not exceed $100,000, loss payments in each instance will be applied by the Company to the repair and/or replacement of property with respect to which the loss was incurred to the extent reasonably feasible, and any loss payments or the balance thereof remaining, to the extent not so applied, shall be payable to the Company;  provided, however, that payments received by the Company after an Event of Default occurs and is continuing or in excess of $100,000 for any occurrence or series of related occurrences shall be paid to the Agent on behalf of the Secured Parties and, if received by the Company, shall be held in trust for the Secured Parties and immediately paid over to the Agent unless otherwise directed in writing by the Agent. Copies of such policies or the related certificates, in each case, naming the Agent as lender loss payee and additional insured shall be delivered to the Agent at least annually and at the time any new policy of insurance is issued.

(m)  The Company shall promptly execute and deliver to the Agent such further deeds, mortgages, assignments, security agreements, financing statements or other instruments, documents, certificates and assurances and take such further action as the Agent may from time to time request and may in its sole discretion deem necessary to perfect, protect or enforce the Secured Parties’ security interest in the Collateral.

(n)  The Company shall take all steps reasonably necessary to diligently pursue and seek to preserve, enforce and collect any rights, claims, causes of action and accounts receivable in respect of the Collateral.

(o)  The Company shall promptly notify the Secured Parties in sufficient detail upon becoming aware of any attachment, garnishment, execution or other legal process levied against any Collateral and of any other information received by it that may materially affect the value of the Collateral, the Security Interest or the rights and remedies of the Secured Parties hereunder.

(p) Except in the ordinary course of business, the Company may not consign any of its inventory or sell any of its inventory on bill and hold, sale or return, sale on approval, or other conditional terms of sale without the consent of the Agent which shall not be unreasonably withheld.

(q) The Company shall register the pledge of the applicable Pledged Securities on the books of the Company.

(r) In the event that, upon an occurrence of an Event of Default, Agent shall sell all or any of the Pledged Securities to another party or parties (herein called the “Transferee”) or shall purchase or retain all or any of the Pledged Securities, the Company shall, to the extent applicable: (i) deliver to Agent or the Transferee, as the case may be, the articles of incorporation, bylaws, minute books, stock certificate books, corporate seals, deeds, leases, indentures, agreements, evidences of indebtedness, books of account, financial records and all other Organizational Documents and records of the Company and its direct and indirect subsidiaries; (ii) use its best efforts to obtain resignations of the persons then serving as officers and directors of the Company and its direct and indirect subsidiaries, if so requested; and (iii) use its best efforts to obtain any approvals that are required by any governmental or regulatory body in order to permit the sale of the Pledged Securities to the Transferee or the purchase or retention of the Pledged Securities by Agent and allow the Transferee or Agent to continue the business of the Company and their direct and indirect subsidiaries.

(s) The Company will from time to time, at the joint and several expense of the Company, promptly execute and deliver all such further instruments and documents, and take all such further action as may be necessary or desirable, or as the Agent may reasonably request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Secured Parties to exercise and enforce their rights and remedies hereunder and with respect to any Collateral or to otherwise carry out the purposes of this Agreement.

(t) The Company owes no monies to the Factor and will not, without the consent of a Majority in Interest, draw down any additional funds from the Factor until the Obligations have been met.

5. Effect of Pledge on Certain Rights. If any of the Collateral subject to this Agreement consists of nonvoting equity or ownership interests (regardless of class, designation, preference or rights) that may be converted into voting equity or ownership interests upon the occurrence of certain events (including, without limitation, upon the transfer of all or any of the other stock or assets of the issuer), it is agreed that the pledge of such equity or ownership interests pursuant to this Agreement or the enforcement of any of Agent’s rights hereunder shall not be deemed to be the type of event which would trigger such conversion rights notwithstanding any provisions in the Organizational Documents or agreements to which the Company is subject or to which it is party.

6.  Defaults. The following events shall be “Events of Default”:

(a) The occurrence of an Event of Default (as defined in the Notes) under the Notes;

(b) Any representation or warranty of the Company in this Agreement shall prove to have been incorrect in any material respect when made;

(c) The failure by the Company to observe or perform any of its obligations hereunder for five (5) days after delivery to the Company of notice of such failure by or on behalf of a Secured Party unless such default is capable of cure but cannot be cured within such time frame and the Company is using best efforts to cure same in a timely fashion; or

(d) If any provision of this Agreement shall at any time for any reason be declared to be null and void, or the validity or enforceability thereof shall be contested by the Company, or a proceeding shall be commenced by the Company, or by any governmental authority having jurisdiction over the Company, seeking to establish the invalidity or unenforceability thereof, or the Company shall deny that it has any liability or obligation purported to be created under this Agreement.

 7.  Duty To Hold In Trust.

(a) Upon the occurrence of any Event of Default and at any time thereafter, the Company shall, upon receipt of any revenue, income, dividend, interest or other sums subject to the Security Interests, whether payable pursuant to the Notes or otherwise, or of any check, draft, note, trade acceptance or other instrument evidencing an obligation to pay any such sum, hold the same in trust for the Secured Parties and shall forthwith endorse and transfer any such sums or instruments, or both, to the Secured Parties, pro-rata in proportion to their respective then-currently outstanding principal amount of Notes for application to the satisfaction of the Obligations.

(b) If the Company shall become entitled to receive or shall receive any securities or other property (including, without limitation, shares of Pledged Securities or instruments representing Pledged Securities acquired after the date hereof, or any options, warrants, rights or other similar property or certificates representing a dividend, or any distribution in connection with any recapitalization, reclassification or increase or reduction of capital, or issued in connection with any reorganization of the Company or any of its direct or indirect subsidiaries) in respect of the Pledged Securities (whether as an addition to, in substitution of, or in exchange for, such Pledged Securities or otherwise), the Company agrees to (i) accept the same as the agent of the Secured Parties; (ii) hold the same in trust on behalf of and for the benefit of the Secured Parties; and (iii) to deliver any and all certificates or instruments evidencing the same to Agent on or before the close of business on the fifth business day following the receipt thereof by the Company, in the exact form received together with the necessary endorsements, to be held by Agent as Collateral subject to the terms of this Agreement.

8.  Rights and Remedies Upon Default.

(a) Upon the occurrence of any Event of Default and at any time thereafter, the Secured Parties, acting through the Agent, shall have the right to exercise all of the remedies conferred hereunder and under the Notes, and the Secured Parties shall have all the rights and remedies of a secured party under the UCC.

(b) The Agent shall comply with any applicable law in connection with a disposition of Collateral and such compliance will not be considered adversely to affect the commercial reasonableness of any sale of the Collateral.   The Company waives any and all rights that it may have to a judicial hearing in advance of the enforcement of any of the Agent’s rights and remedies hereunder, including, without limitation, its right following an Event of Default to take immediate possession of the Collateral and to exercise its rights and remedies with respect thereto.

 9.  Applications of Proceeds. The proceeds of any such sale, lease or other disposition of the Collateral hereunder or from payments made on account of any insurance policy insuring any portion of the Collateral shall be applied first, to the expenses of retaking, holding, storing, processing and preparing for sale, selling, and the like (including, without limitation, any taxes, fees and other costs incurred in connection therewith) of the Collateral, to the reasonable attorneys’ fees and expenses incurred by the Agent in enforcing the Secured Parties’ rights hereunder and in connection with collecting, storing and disposing of the Collateral, and then to satisfaction of the Obligations pro rata among the Secured Parties (based on then-outstanding principal amounts of Notes at the time of any such determination), and to the payment of any other amounts required by applicable law, after which the Secured Parties shall pay to the Company any surplus proceeds. If, upon the sale, license or other disposition of the Collateral, the proceeds thereof are insufficient to pay all amounts to which the Secured Parties are legally entitled, the Company will be liable for the deficiency, together with interest thereon, at the rate of 18% per annum or the lesser amount permitted by applicable law (the “Default Rate”), and the reasonable fees of any attorneys employed by the Secured Parties to collect such deficiency. To the extent permitted by applicable law, the Company waives all claims, damages and demands against the Secured Parties arising out of the repossession, removal, retention or sale of the Collateral, unless due solely to the gross negligence or willful misconduct of the Secured Parties as determined by a final judgment (not subject to further appeal) of a court of competent jurisdiction.

10. Costs and Expenses. The Company agrees to pay all reasonable out-of-pocket fees, costs and expenses incurred in connection with any filing required hereunder, including without limitation, any financing statements pursuant to the UCC, continuation statements, partial releases and/or termination statements related thereto or any expenses of any searches reasonably required by the Agent. The Company shall also pay all other claims and charges which in the reasonable opinion of the Agent is reasonably likely to prejudice, imperil or otherwise affect the Collateral or the Security Interests therein. The Company will also, upon demand, pay to the Agent the amount of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and of any experts and agents, which the Agent, for the benefit of the Secured Parties, may incur in connection with (i) the enforcement of this Agreement, (ii) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Collateral, or (iii) the exercise or enforcement of any of the rights of the Secured Parties under the Notes.

11.  Term of Agreement. This Agreement and the Security Interests shall terminate on the date on which all payments under the Notes have been indefeasibly paid in full and all other Obligations have been paid or discharged; provided, however, that all indemnities of the Company contained in this Agreement (including, without limitation, Annex B hereto) shall survive and remain operative and in full force and effect regardless of the termination of this Agreement.  Following termination of this Agreement, the Agent shall take all action and execute all documents at the expense of the Company required to ensure the termination of the Security Interest and the prompt return of any Pledged Securities.

12.  Power of Attorney; Further Assurances.

(a)  The Company authorizes the Agent, and does hereby make, constitute and appoint the Agent and its officers, agents, successors or assigns with full power of substitution, as its true and lawful attorney-in-fact, with power, in the name of the Agent or the Company, to, after the occurrence and during the continuance of an Event of Default, (i) endorse any note, checks, drafts, money orders or other instruments of payment (including payments payable under or in respect of any policy of insurance) in respect of the Collateral that may come into possession of the Agent; (ii) to sign and endorse any financing statement pursuant to the UCC or any invoice, freight or express bill, bill of lading, storage or warehouse receipts, drafts against debtors, assignments, verifications and notices in connection with accounts, and other documents relating to the Collateral; (iii) to pay or discharge taxes, liens, security interests or other encumbrances at any time levied or placed on or threatened against the Collateral; (iv) to demand, collect, receipt for, compromise, settle and sue for monies due in respect of the Collateral; (v) to transfer any Intellectual Property or provide licenses respecting any Intellectual Property; and (vi) generally, at the option of the Agent, and at the expense of the Company, at any time, or from time to time, to execute and deliver any and all documents and instruments and to do all acts and things which the Agent deems necessary to protect, preserve and realize upon the Collateral and the Security Interests granted therein in order to effect the intent of this Agreement and the Notes all as fully and effectually as the Company might or could do; and the Company hereby ratifies all that said attorney shall lawfully do or cause to be done by virtue hereof. This power of attorney is coupled with an interest and shall be irrevocable for the term of this Agreement and thereafter as long as any of the Obligations shall be outstanding. The designation set forth herein shall be deemed to amend and supersede any inconsistent provision in the Organizational Documents or other documents or agreements to which the Company is subject or to which it is a party. Without limiting the generality of the foregoing, after the occurrence and during the continuance of an Event of Default, each Secured Party is specifically authorized to execute and file any applications for or instruments of transfer and assignment of any patents, trademarks, copyrights or other Intellectual Property with the United States Patent and Trademark Office and the United States Copyright Office.

(b)  On a continuing basis, the Company will make, execute, acknowledge, deliver, file and record, as the case may be, with the proper filing and recording agencies in any jurisdiction all such instruments, and take all such action as may reasonably be deemed necessary or advisable, or as reasonably requested by the Agent, to perfect the Security Interests granted hereunder and otherwise to carry out the intent and purposes of this Agreement, or for assuring and confirming to the Agent the grant or perfection of a perfected security interest in all the Collateral under the UCC.

(c)  The Company hereby irrevocably appoints the Agent as its attorney-in-fact, with full authority in the place and in its stead and in its name, from time to time in the Agent’s discretion, to take any action and to execute any instrument which the Agent may deem necessary or advisable to accomplish the purposes of this Agreement, including the filing, in its sole discretion, of one or more financing or continuation statements and amendments thereto, relative to any of the Collateral without the signature of the Company where permitted by law, which financing statements may (but need not) describe the Collateral as “all assets” or “all personal property” or words of like import, and ratifies all such actions taken by the Agent. This power of attorney is coupled with an interest and shall be irrevocable for the term of this Agreement and thereafter as long as any of the Obligations shall be outstanding.

 16.  Notices. All notices, requests, demands and other communications hereunder shall be subject to the notice provision of the Notes.

 17.  Other Security. To the extent that the Obligations are now or hereafter secured by property other than the Collateral or by the guarantee, endorsement or property of any other person, firm, corporation or other entity, then the Agent shall have the right, in its sole discretion, to pursue, relinquish, subordinate, modify or take any other action with respect thereto, without in any way modifying or affecting any of the Secured Parties’ rights and remedies hereunder.

18.  Appointment of Agent. The Secured Parties hereby appoint Paulson Investment Company Inc. to act as their agent (“Agent”) for purposes of exercising any and all rights and remedies of the Secured Parties hereunder. Such appointment shall continue until revoked in writing by a Majority in Interest, at which time a Majority in Interest shall appoint a new Agent.

19.  Miscellaneous.

(a)  No course of dealing between the Company and the Secured Parties, nor any failure to exercise, nor any delay in exercising, on the part of the Secured Parties, any right, power or privilege hereunder or under the Notes shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

(b)  All of the rights and remedies of the Secured Parties with respect to the Collateral, whether established hereby or by the Notes or by any other agreements, instruments or documents or by law shall be cumulative and may be exercised singly or concurrently.

(c)  This Agreement, together with the exhibits and schedules hereto, contain the entire understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to such matters, which the parties acknowledge have been merged into this Agreement and the exhibits and schedules hereto. No provision of this Agreement may be waived, modified, supplemented or amended except in a written instrument signed, in the case of an amendment, by the Company and a Majority in Interest or, in the case of a waiver, by the party against whom enforcement of any such waived provision is sought.

(d)  If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their commercially reasonable efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

(e)  No waiver of any default with respect to any provision, condition or requirement of this Agreement shall be deemed to be a continuing waiver in the future or a waiver of any subsequent default or a waiver of any other provision, condition or requirement hereof, nor shall any delay or omission of any party to exercise any right hereunder in any manner impair the exercise of any such right.

(f)  This Agreement shall be binding upon and inure to the benefit of the parties and their successors and permitted assigns. The Company may not assign this Agreement or any rights or obligations hereunder without the prior written consent of each Secured Party (other than by merger). Any Secured Party may assign any or all of its rights under this Agreement to any Person to whom such Secured Party assigns or transfers any Securities, provided such transferee agrees in writing to be bound, with respect to the transferred Securities, by the provisions of this Agreement that apply to the “Secured Parties.”

(g)  Each party shall take such further action and execute and deliver such further documents as may be necessary or appropriate in order to carry out the provisions and purposes of this Agreement.

(h) All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by and construed and enforced in accordance with the internal laws of the State of Nevada, without regard to the principles of conflicts of law thereof. The Company agrees that all proceedings concerning the interpretations, enforcement and defense of the transactions contemplated by this Agreement and the Notes (whether brought against a party hereto or its respective affiliates, directors, officers, shareholders, partners, members, employees or agents) shall be commenced exclusively in the state and federal courts sitting in the City of Las Vegas.  The Company hereby irrevocably submits to the exclusive jurisdiction of the state and federal courts sitting in the City of Las Vegas for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such proceeding is improper. Each party hereto hereby irrevocably waives personal service of process and consents to process being served in any such proceeding by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. Each party hereto hereby irrevocably waives, to the fullest extent permitted by applicable law, any and all right to trial by jury in any legal proceeding arising out of or relating to this Agreement or the transactions contemplated hereby. If any party shall commence a proceeding to enforce any provisions of this Agreement, then the prevailing party in such proceeding shall be reimbursed by the other party for its reasonable attorney’s fees and other costs and expenses incurred with the investigation, preparation and prosecution of such proceeding.

(i)  This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and, all of which taken together shall constitute one and the same Agreement. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid binding obligation of the party executing (or on whose behalf such signature is executed) the same with the same force and effect as if such facsimile signature were the original thereof.

[SIGNATURE PAGES FOLLOW]

IN WITNESS WHEREOF, the parties hereto have caused this Security Agreement to be duly executed on the day and year first above written.

XTREME GREEN PRODUCTS INC.

By: _____________________________

[SIGNATURE PAGE OF SECURED PARTIES]

Name: __________________________

Signature of Authorized Signatory of Investing entity: _________________________

Name of Authorized Signatory: _________________________

Title of Authorized Signatory: __________________________

[SIGNATURE PAGE OF HOLDERS FOLLOWS]

EXHIBIT 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Sanford Leavitt, certify that:

1.	I have reviewed this annual report on Form 10-K of Xtreme Green Products Inc.:

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 30, 2012	/s/ Sanford Leavitt
Chief Executive Officer

EXHIBIT 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Ken Sprenkle, certify that:

1.	I have reviewed this annual report on Form 10-K of Xtreme Green Products Inc.:

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 30, 2012	/s/ Ken Sprenkle
Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Xtreme Green Products Inc. (the "Company") on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Sanford Leavitt, Chief Executive Officer, and Ken Sprenkle, Chief Financial Officer, certify. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) This report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sanford Leavitt	/s/ Ken Sprenkle
Chief Executive Officer	Chief Financial Officer

Date: March 30, 2012	Date: March 30, 2012

SCHEDULE A

Principal Place of Business of Debtors:

SCHEDULE B

SCHEDULE C

EXHIBIT A

NOTICE OF CONVERSION
(To be Executed by the Registered Holder
in order to Convert 12% Convertible Bridge Note)

The undersigned hereby irrevocably elects to convert $__________ principal amount of the Note (defined below) into shares of common stock, par value $.0001 per share (“Common Stock”), of Xtreme Green Products Inc., a Nevada corporation (the “Borrower”) according to the conditions of the convertible bridge Notes of the Borrower dated as of _____________, 2011 (the “Notes”), as of the date written below.  If securities are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto and is delivering herewith such certificates.  No fee will be charged to the Holder for any conversion, except for transfer taxes, if any.  A copy of each Debenture is attached hereto (or evidence of loss, theft or destruction thereof).

The Borrower shall electronically transmit the Common Stock issuable pursuant to this Notice of Conversion to the account of the undersigned or its nominee with DTC through its Deposit Withdrawal Agent Commission system (“DWAC Transfer”).

Name of DTC Prime Broker:

Account Number:

In lieu of receiving shares of Common Stock issuable pursuant to this Notice of Conversion by way of a DWAC Transfer, the undersigned hereby requests that the Borrower issue a certificate or certificates for the number of shares of Common Stock set forth below (which numbers are based on the Holder’s calculation attached hereto) in the name(s) specified immediately below or, if additional space is necessary, on an attachment hereto:

Name:

Address:

The undersigned represents and warrants that all offers and sales by the undersigned of the securities issuable to the undersigned upon conversion of the Debentures shall be made pursuant to registration of the securities under the Securities Act of 1933, as amended (the “Act”), or pursuant to an exemption from registration under the Act.

Date of Conversion:___________________________

Applicable Conversion Price:____________________

Number of Shares of Common Stock to be Issued Pursuant to

Conversion of the Debentures:______________

Signature:___________________________________

Name:______________________________________

Address:____________________________________

The Borrower shall issue and deliver shares of Common Stock to an overnight courier not later than three business days following receipt of the original Debenture(s) to be converted, and shall make payments pursuant to the Debentures for the number of business days such issuance and delivery is late.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 30, 2012	XTREME GREEN PRODUCTS INC.

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

	Signature	Title	Date

/s/	Sandy Leavitt	Chief Executive Officer and Director	March 30, 2012
(Principal Executive Officer)

/s/	Neil Roth	President, and Director	March 30, 2012
(Principal Financial and Accounting Officer)

/s/	Ken Sprenkle	Chief Financial Officer	March 30, 2012

/s/	Rik Deitsch	Director	March 30, 2012

/s/	Russell E. Hagberg	Director	March 30, 2012

/s/	Greg K. Hoggatt	Director	March 30, 2012

/s/	Richard Plaster	Director	March 30 2012

/s/	Frank Rosenberg	Director	March 30, 2012

XTREME GREEN PRODUCTS INC.

INDEX TO FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Xtreme Green Products Inc.

We have audited the accompanying consolidated balance sheet of Xtreme Green Products Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. Xtreme Green Products Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Green Products Inc. as of December 31, 2011, and the results of its operations, and its cash flows for the year then ended 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L. L. Bradford & Company, LLC

Las Vegas, Nevada

March 30, 2012

 Shareholders and Board of Directors

Xtreme Green Products Inc.

We have audited the accompanying consolidated balance sheet of Xtreme Green Products Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing, the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Green Products Inc. as of December 31, 2010, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Kingery & Crouse PA

Certified Public Accountants

Tampa, Florida

March 30, 2011

XTREME GREEN PRODUCTS INC.

Consolidated Balance Sheets

December 31, 2011 and December 31, 2010

	2011	2010
ASSETS
Current Assets:
Cash	$ 46,390	$ 343,068
Accounts receivable	9,255	49,054
Related party receivable	13,500	-
Inventory	657,475	623,054
Other current assets	256,264	64,407
Total current assets	982,884	1,079,583
Property and equipment, net	233,443	179,576
Other assets	36,186	36,186
TOTAL ASSETS	$ 1,252,513	$ 1,295,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 329,985	$ 172,948
Accrued expenses- related parties	334,247	190,769
Customer deposits	250,000	-
Line of credit	150,000	150,000
Convertible debt- related party, net of discount	1,017,821	1,000,000
Convertible debt- other, net of discount	54,666	-
Current portion of long-term debt	130,000	11,200
Stockholder loans	103,268	119,480
Total current liabilities	2,459,599	1,644,397
Long-term debt, net of current portion	44,875	17,267
Total liabilities	2,414,862	1,661,664
Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 47,713,370 and 44,966,370 shares issued and outstanding	4,771	4,496
Additional paid-in capital	5,539,441	4,172,234
Accumulated deficit	(6,706,561)	(4,543,049)

Total stockholders' deficit	(1,162,349)	(366,319)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,252,513	$ 1,295,345

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Condensed Statements of Operations

For the Years Ended December 31,

	2011	2010
EXPENSES:

Sales, net	$ 1,674,205	$ 329,778
Sales- affiliates, net	60,926	146,893
Total revenue	1,735,131	476,671

Cost of sales (exclusive of depreciation expense)	1,243,915	400,752

Gross margin	491,216	75,919

Costs and expenses:
General and administrative	2,271,368	1,759,017
Research and development	224,667	134,920
Interest expense	158,693	308,852

Total costs and expenses	2,654,728	2,202,789

Net loss before provision for income taxes	$ (2,163,512)	$ (2,126,870)
Provision for income taxes	-	-
Net loss	$ (2,163,512)	$ (2,126,870)

Per share information - basic and diluted:

Loss per common share	$ (0.05)	$ (0.05)

Weighted average common shares outstanding	46,621,995	43,265,110

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2010 and 2011

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance- December 31, 2009	40,143,225	$ 4,014	$ 1,848,448	$ (2,416,179)	$ (563,717)
Issuance of common stock for cash	4,153,645	415	1,701,408	-	1,701,823
Issuance of common stock for services	169,500	17	84,733	-	84,750
Issuance of common stock for debt conversion	500,000	50	249,950	-	250,000
Fair value of options issued	-	-	287,695	-	287,695
Net Loss	-	-	-	(2,126,870)	(2,126,870)

Balance- December 31, 2010	44,966,370	4,496	4,172,234	(4,543,049)	(366,319)
Issuance of common stock for cash	2,438,000	244	1,031,256	-	1,031,500
Issuance of common stock for inventory	20,000	2	9,998	-	10,000
Cancellation of common stock previously issued	(36,000)	(4)	4	-	-
Fair value of options issued	-	-	53,800	-	53,800
Discount on convertible debt- related party	250,000	25	249,975	-	250,000
Discount on convertible debt- other	75,000	8	22,174	-	22,182
Net Loss	-	-	-	(2,163,512)	(2,163,512)

Balance- December 31, 2011	47,713,370	$ 4,771	$ 5,539,441	$ (6,706,561)	$ (1,162,349)

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$ (2,163,512)	$ (2,126,870)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	53,800	372,445
Depreciation	49,743	26,006
Accretion of discount on convertible debts	19,669	-
Gain on the disposition of property and equipment	-	(6,668)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	39,799	(38,054)
Increase in related party receivable	(13,500)	-
Increase in inventory	(24,421)	(408,267)
Increase in other current assets	(191,857)	(64,407)
(Increase) in other assets	-	(23,285)
Increase in accounts payable and accrued expenses	157,037	47,135
Increase (decrease) in accrued expenses- related party	143,478	(49,231)
Increase (decrease) in customer deposits	250,000	(40,960)
Net cash used in operating activities	(1,679,764)	(2,312,156)
Cash flows from investing activities
Purchase of property and equipment	(25,338)	(75,284)
Net cash used in investing activities	(25,338)	(75,284)

Cash flows from financing activities:
Common stock issued for cash	1,031,500	1,701,823
Proceeds from convertible debt- related party	250,000	1,000,000
Proceeds from convertible debt-other	75,000	-
Proceeds from long-term debt	100,000	-
Repayment of long-term debt	(31,864)	(6,665)
Stockholders loans, net	(16,212)	(38,350)
Net cash provided by financing activities	1,408,424	2,656,808
Net increase (decrease) in cash	(296,678)	269,368
Cash- Beginning of Period	343,068	73,700
Cash- End of Period	$ 46,390	$ 343,068
Supplemental Cash Flow Information:
Cash paid for interest	$ 130,249	$ 45,629
Cash paid for income taxes	-	-

Non Cash Investing and Financing Activities:
Stock issued for inventory	$ 10,000	-
Acquisition of property and equipment with long-term debt	$ 88,543	$ 36,000
Conversion of debt into common shares	-	$ 250,000
Discount on convertible debt-related party	$ 250,000	-
Discounts on convertible debt-other	$ 22,182	-

See the accompanying notes to the consolidated financial statements.

Xtreme Green Products Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1. Organization and Significant Accounting Policies.

Xtreme Products Inc. (the Company) was incorporated under the laws of the State of Nevada on May 21, 2007.  The Company is an eco-vehicle company that has developed the largest line of revolutionary, green, 100% electric powered specialty vehicles.

The financial statements presented herein include the accounts of the Company and its wholly owned subsidiary Belarus Capital Corp. (Belarus) which the Company acquired on August 16, 2007. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company’s historical return experience.

Deferred revenue is recorded for amounts received in advance of the time at which delivery occurs or services are performed and included in revenue at the completion of the related services or when product delivery has occurred.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Major Customers

Accounts receivable are due primarily from companies located throughout the United States. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts are not significant. During 2011, one customer accounted for 55% of revenues. During 2010, two customers accounted for 16% and 10% of revenues. Also during 2011 and 2010, a customer accounting for 3.5% and 31% of revenue, respectively is a shareholder and affiliate and the holder of the $1,250,000 convertible debt (see notes 6 and 8).

In August 2011, the Company entered into an agreement with a factor enabling the Company to finance its receivables for up to $300,000. The agreement is in effect for a twelve month period and may be terminated at that time by either party by giving written notice between 60 and 90 days prior to the expiration of the agreement. Under the terms of the factoring agreement, the Company was required to grant a first and priority security interest in substantially all its assets. The agreement was subsequently amended to allow for the grant to third parties of a lien in the Company’s physical inventory to facilitate the issuance of the secured bridge notes discussed in Note 6 below.

As of December 31, 2011, there were no advances against the receivables.

Shipping costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Inventory

Inventory is stated at the lower of cost or market.  Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory.  Inventory consists of raw materials as well as finished goods held for sale.  The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. Inventory consists primarily of finished goods and parts as of December 31, 2011 and 2010.

Intangible Assets and Long Lived Assets

The Company annually reviews long-lived assets and certain identifiable intangibles for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  No such impairment losses have been identified for the years ended December 31, 2011 and 2010.

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

Fair value of financial instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

Income Taxes

The Company computes income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Under ASC 740, provisions for income taxes are based on taxes payable or refundable during each reporting period and changes in deferred taxes.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.   Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Deferred taxes are classified as current or non-current depending on the classifications of the assets and liabilities to which they relate.   Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The Company follows the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share.  Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share.

For the year ended December 31, 2011, the 10,875,000 outstanding warrants and 1,130,000 outstanding options were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive. For the year ended December 31, 2010, the 9,000,000 outstanding warrants and 805,000 outstanding options were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

Reclassifications

Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the current year presentation.

Recent Pronouncements

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The adoption of Update No. 2011-05 is not expected impact the future results of operations or financial position of the Company.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact the consolidated financial statements.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2011, aggregating $6,706,561 and has working capital and stockholder deficits of $1,476,715 and $1,251,961 at December 31, 2011. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private and public investments. In addition, the Company is seeking to expand its revenue base and product distribution. Failure to secure such financing or to raise additional equity capital and to expand its revenue base and product distribution may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3.  Other Current Assets

Other current assets consist of the following as of December 31, 2011 and 2010:

2011

2010

Advanced commissions

$

150,820

$

29,077

Prepaid inventory

27,212

12,662

Prepaid insurance

20,530

17,523

Vendor credit

31,426

--

Other

26,276

5,145

$

256,264

$

64,407

Advanced commissions – The Company advances commissions to certain salesmen as they begin to open new areas. The commissions will offset future sales and accordingly, be expensed as the sales are incurred.

Vendor credit – During 2011, the Company incurred problems with certain batteries under warranty from a vendor in China. The Company agreed to be reimbursed as new batteries are ordered, thus reducing the credit as the new batteries are delivered.

Note 4.  Property and Equipment

Property and equipment consists of the following as of December 31, 2011 and 2010:

2011

2010

Manufacturing equipment

$

113,090

$

103,991

Other equipment

19,867

10,705

Leasehold improvements

8,767

8,767

Automotive equipment

164,078

84,728

305,802

208,191

Accumulated depreciation

(72,359)

(28,615)

$

233,443

$

179,576

Depreciation charged to operations was $49,743 and $26,006 for the years ended December 31, 2011 and 2010, respectively.

Note 5. Customer Deposits

As of December 31, 2011, customer deposits totaling $250,000 represented an advance from a major third party distributor for the purchase of inventory. There were no customer deposits as of December 31, 2010.

Note 6. Line of Credit, Convertible Debt, and Long-Term Debt

Line of Credit

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2011. The maturity date was extended to April 21, 2012. The line is secured by certain assets of a related party. The principal balance was $150,000 as of December 31, 2011 and 2010, respectively.

Convertible Debt – Related Party

On June 22, 2010, a family trust (the “Trust”)  of which a director is a trustee agreed to lend to the Company an aggregate of $1,000,000 at an annual interest rate of 12% in three tranches. The first tranche of $250,000 was funded on July 9, 2010. The second tranche in the amount of $500,000 was funded on August 9, 2010. The balance was funded on September 9, 2010. The loans were scheduled to be repaid on September 8, 2011, which was extended through September 8, 2012 in conjunction with a new loan noted below. At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share. Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share. Interest charged to operations related to this loan aggregated $120,000 and $40,000 during the years ended December 31, 2011 and 2010, respectively.

On December 8, 2011, the same the Trust agreed to lend the Company an additional $250,000 at an annual interest rate of 12%. The loan is scheduled to be repaid on September 8, 2012, The Company also issued 250,000 shares of common stock to the lender. At any time prior to September 8, 2012, at the option of the lender, the loan is convertible into common stock at $0.40 per share. Additionally, the lender has received warrants to purchase 625,000 shares of common stock, exercisable until December 31, 2014, warrants to purchase 625,000 shares at $0.65 per share exercisable until December 31, 2015, and warrants for 625,000 shares at $0.75 per share exercisable until December 31, 2016. As a result of the issuance of 250,000 shares and warrants, the Company allocated the fair market value (“FMV”) to the shares, and warrants, and the debt. In addition, the company determined that the note included a beneficial conversion feature. Accordingly, the Company recorded a discount of $250,000, of which $17,821 was accreted to interest expense for the year ended December 31, 2011.

Convertible Debt – Other

During the fourth quarter 2011, the Company borrowed $75,000 in exchange for 24 month convertible debentures which mature in October and November 2013. The debentures bear interest at 12% per annum which is payable in arrears on the first anniversary of the issuance of the notes and on the maturity date. The entire principal amount plus accrued and unpaid interest is due at maturity or at the option of the holder, in whole or in part, in shares of Company’s common stock at a price of $0.70 per share. The Holder at any time after the date of issuance, may convert all or any part of the amounts due into shares of the Company’s common stock. In addition, the Company issued 75,000 shares of common stock to the lenders. As a result of the issuances, the Company allocated the FMV to both the shares and the debt. Accordingly, the Company recorded a discount of $22,182, of which $1,848 was accreted to interest expense for the year ended December 31, 2011. The Company determined there was not a beneficial conversion feature on the effective conversion rates of the loans.

Other long-term debt

During February 2010 the Company financed a vehicle. The original debt was $36,000 due in 36 monthly payments of $1,153 including interest at 9.5% per annum. The balance due at December 31, 2010, was $28,467 due as follows: 2011: $11,200 – 2012: $12,744 – 2013: $4,523. This vehicle was traded in during 2011 for the following loans.

During 2011 the Company financed two vehicles. The original debt was $90,321, interest a zero percent, and due in 36 monthly payments of $2,509. The balance due at December 31, 2011, was $74,875 due as follows: 2012 $30,000 – 2013: $30,108 – 2014: $14,767.

On December 29th, 2011 the Company borrowed $100,000 in exchange for a six month secured bridge note, due June 29, 2012. The note bears interest at the rate of 12% per annum, payable on the maturity date. The maturity date shall be (A) the date the Company completes a financing transaction for the offer and sale of shares of Company’s common stock, including securities convertible into or exercisable for common stock, in the aggregate amount of no less than $2.5 million, or (B) June 29th, 2012. In addition to the repayment of the principal amount and all accrued interest, the Company shall issue to the holder, a number of securities equal to the principal amount divided by the purchase price of the securities to be issued in financing obtained with the assistance of the holder. In the event no such financing is obtained, the Company is under no obligation to issue the securities. The obligations and covenants of this note are secured by a first priority lien and security interest in the Company’s assets with the Holder’s interest shared pro rata with the holders of a series of identical notes issued on or around the date hereof.

Note 7. Stockholders’ (Deficit)

Common Shares

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

During the year ended December 31, 2011 the Company issued 2,438,000 shares of common stock pursuant to a private placement at prices of $0.40 and $0.50 per shares and received cash proceeds of $1,031,500.

During the year ended December 31, 2011, the Company cancelled 36,000 shares of common stock issued in prior years.

During the year ended December 31, 2011 the Company issued 20,000 shares of common stock for inventory valued at $10,000.

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

During the year 2011, the Company granted options to an employee to purchase 25,000 shares of common stock and options to purchase 300,000 shares were granted to the Company’s Chief Financial Officer at an exercise price of $0.50 per share. These options vest 25% after the first 6 months and then 25% per year beginning 18 months from the grant date and expire 5 years from the grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatility is typically based on the historical volatility of the Company’s stock, and other factors. Because the shares of the Company were not traded until late 2011, volatility was estimated at 40 - 60% through early 2011, and 100% later in 2011 as trading began. The risk-free rates used to value the options are based on the U.S. Treasury yield curve in effect at the time of grant.

The total fair value of the options is $292,262 and the cost recognized for the years ended December 31, 2011 and 2010 was $53,800 and $42,311, respectively, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

Expected volatility	40 - 100%
Expected dividends	0%
Expected term (in years)	3.4 to 10.0
Risk-free rate	0.38% to 2.33

A summary of option activity under the Plan during the years ended December 31, 2011 and 2010 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	805,000	$0.50	5.9	$0.00
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	805,000	$0.50	4.9	$0.00
Granted	325,000	$0.50	4.4	$0.00
Expired	-	-	-	-
Outstanding at December 31, 2011	1,130,000	$0.50	5.2	$0.00

The following table summarizes information about fixed price stock options at December 31, 2011:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable		Exercise Price
$0.50	$1,130,000	$5.2	$0.50	365,750	0	$0.50

The unvested options vest as follows:

2012 – 242,250; 2013 - 242,250; 2014 - 242,250; 2015 - 37,500

As of December 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00.  The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option share to the extent it is in-the-money.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the selling price of common shares during the periods covered by these financial statements.  There were no in-the-money options outstanding and exercisable as of December 31, 2011.

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010, was approximately $0 and $0, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately $0 and $0 for the years ended December 31, 2011 and 2010, respectively.

Note 8. Related Party Transactions

Stockholder Loans

During 2007, the Company borrowed an aggregate of $115,394 from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. During 2008 an aggregate of $7,401 was repaid leaving a balance of $107,993 at December 31, 2008. Through December an additional $49,837 was advanced bringing the balance to $157,830 at December 31, 2009. During the year ended December 31, 2010, $38,350 was repaid leaving a balance of $119,480 at December 31, 2010. During the year ended December 31, 2011, $16,212 was repaid leaving a balance of $103,268. The loans are due on demand and bear interest at 4%.

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

A three year warrant to purchase 500,000 shares of common stock at $0.50 per share

A four year warrant to purchase 500,000 shares of common stock at $0.75 per share

A five year warrant to purchase 500,000 shares of common stock at $0.85 per share

Revenue

During the years ended December 31, 2011 and 2010, the company made sales to a distributor owned by a shareholder of the Company totaling $60,926 and $146,893, respectively

Note 9. Income Taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2011 and 2010. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate

       34%

Effect of operating losses

(34)%

    0.00%

As of December 31, 2011, the Company has a net operating loss carry forward of approximately $4.8 million. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2030. The deferred tax asset of approximately $1.6 million relating to the operating loss carry forward has been fully reserved at December 31, 2011. The increase in the valuation allowance related to the deferred tax asset was approximately $700,000 during 2011. The principal difference between the accumulated deficit for income tax purposes and the accumulated deficit for financial reporting purposes results from stock compensation, the impairment of the costs related to the acquisition of Belarus and the accrual of unpaid officer salaries.

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2011. The Company’s  methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within its  income tax returns. Due to the carry forward of net operating losses, the federal and state income tax returns are subject to audit for periods beginning in 2007.

Note 10. Commitments

During March 2010, the Company entered into a lease for office and warehouse space for a five year period. The lease calls for rental payments as follows:

2012

$

133,452

2013

137,460

2014

141,576

2015

108,558

$

521,046

Rent expense was $183,117 and $50,400 for the years ended December 31, 2011and 2010, respectively, and includes other related charges such as common area maintenance fees. In addition, it includes rental charges in China for space used on an as-needed basis.

Note 11. Subsequent Events

Subsequent to December 31, 2011, The Company entered into an agreement to borrow $250,000 from a Director of the company. The loan shall accrue interest at 12 % and is payable March 31, 2012. At the option of the Director, the loan is convertible into common stock a price of $0.20 per share.