Form 10-Q
period 2012-03-31
XTREME GREEN PRODUCTS INC.
filed 2012-05-14
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of issuer’s common stock, $0.001 par value as of May 10, 2012:  47,713,370

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

g

XTREME GREEN PRODUCTS INC.
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
ASSETS
Current assets:
Cash	$ 203	$ 46,390
Accounts receivable	16,978	9,255
Related party receivable	13,500	13,500
Inventory	658,920	657,475
Other current assets	425,596	256,264

Total current assets	1,115,197	982,884
Property and equipment, net	217,653	233,443
Other assets	36,186	36,186

TOTAL ASSETS	$ 1,369,036	$ 1,252,513
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 579,666	$ 329,985
Accrued expenses - Officers	408,206	334,247
Customer deposits	280,619	250,000
Line of credit	150,000	150,000
Convertible debt - related party, net of discount	1,111,112	1,017,821
Convertible debt - other, net of discount	57,439	54,666
Current portion of long-term debt	180,000	130,000
Stockholder loans	343,397	103,268

Total current liabilities	3,110,439	2,369,987
Long-term debt, net of current portion	39,857	44,875

Total liabilities	3,150,296	2,414,862
Commitments and contingencies
Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 47,713,370 and 46,436,370 shares
issued and outstanding	4,771	4,771
Additional paid-in capital	5,555,783	5,539,441
Accumulated deficit	(7,341,814)	(6,706,561)
Total stockholders' deficit	(1,781,260)	(1,162,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,369,036	$ 1,252,513

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011

Sales, net	$ 224,185	$ 506,342
Sales - affiliates, net	41,350	-
Total revenue	265,535	506,342

Cost of sales (exclusive of depreciation expense)	241,853	373,303

Gross margin	23,682	133,039

Costs and expenses:
General and administrative	499,519	477,926
Stock based compensation	16,342	-
Research and development	3,000	37,545
Interest expense (See note below)	140,074	36,492

Total costs and expenses	658,935	551,963

Net loss before provision for income taxes	(635,253)	(418,924)

Provision for income taxes	-	-

Net loss	$ (635,253)	$ (418,924)

Per share information - basic and diluted:

Loss per common share	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	47,330,053	46,621,995
Interest expense includes a charge of $96,064 for accretion of discounts in relation to convertible debt.

XTREME GREEN PRODUCTS INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$ (635,253)	$ (418,924)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	16,342	10,578
Depreciation	15,790	10,011
Accretion of discount on convertible debts	96,064	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,723)	(164,599)
Increase in inventory	(1,445)	(366,891)
Increase in other current assets	(169,332)	(211,754)
(Increase) decrease in other assets	-	(32,552)
Increase in accounts payable and accrued expenses	249,681	146,139
Increase (decrease) in accrued expenses - related party	73,959	9,232
Increase (decrease) in customer deposits	30,619	231,400

Net cash used in operating activities	(331,298)	(787,360)

Cash flows from investing activities:
Purchase of property and equipment	-	(10,468)

Net cash used in investing activities	-
Cash flows from financing activities:
Proceeds (repayment) credit line		(100,000)
Common stock issued for cash	-	610,000
Proceeds from convertible debt - related party
Proceeds from convertible debt - other	-
Proceeds from long-term debt	50,000
Repayment of long-term debt	(5,018)	(2,827)
Stockholders loans, net	240,129	(9,544)

Net cash provided by financing activities	285,111	497,629

Net increase in cash	(46,187)	(300,199)
Cash - beginning of period	46,390	343,068

Cash - end of period	$ 203	$ 42,869

Supplemental Cash Flow Information:
Cash paid for interest	$ 40,499	$ 36,492
Cash paid for income taxes	$ -	$ -

See the accompanying notes to the consolidated financial statements.

XTREME PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of and for the year ended December 31, 2011, on Form 10-K, including notes thereto.

(2)

Earnings per Share

The Company calculates net income (loss) per share as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings per Share." Basic earnings” (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

(3)

Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through March 31, 2012, aggregating $7,341,814 and has working capital and stockholder deficits of $1,995,242 and $1,781,260 at March 31, 2012.

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

The Company is actively pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base and product distribution. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)

Inventory

Inventory consisted of finished goods and parts.

(5)      Other Current Assets

Other current assets consisted of $174,345 in prepaid expenses, $82,540 in prepaid insurance premiums, and $168,711 in deposits.

(6)        Stock Holder Loans

During prior years the Company borrowed funds from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. At December 31, 2011, a balance of

$103,268 was outstanding. During the period ended March 31, 2012, $9,871 was repaid leaving a balance of $93,397 at March 31, 2011. The loans are due on demand and bear interest at 4%.

On June 22, 2010, a family trust of which a shareholder is a trustee agreed to lend to the Company an aggregate of $1,000,000 at an annual interest rate of 12%, with interest payable monthly, and the principal and any unpaid accrued interest to be repaid on September 8, 2011 which has been extended to September 8, 2012. At any time prior to that date, at the option of the lender the loan amount is convertible into common stock at $0.40 per share.  Upon conversion, the lender also is entitled to receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share. In connection with this transaction the lender was also granted the right to set up distributorships in the United Kingdom, Ireland, Greece, and Cyprus.

On December 8, 2011 the same family trust agreed to lend the company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012. At any time prior to September 8, 2012, at the option of the lender, the additional $250,000 in loan principal is convertible into 625,00 shares of common stock at $0.40 per share. In connection with this transaction the Company issued 250,000 shares of common stock to lender, extended his Nevada distributorship rights to include the entire State of Nevada, and issued warrants to purchase 625,000 shares of common stock at $0.40 per share exercisable until December 2014, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until December 2015, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until December 2016.

On February 13, 2012 the Company entered into an agreement with a Director to borrow $250,000. The loan was funded on February 13, 2012 and shall accrue interest at 12% per annum and is payable August 13, 2012.

(7)

Line of Credit

During December 2009 the Company secured a line of credit with a financial institution for $150,000 bearing interest at 6% per annum maturing during December 2011. The line is secured by certain assets of a related party. The balance of the line at March 31, 2012 was $150,000. The maturity date was extended to April 21, 2012.

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

The total fair value of the options is $292,262 and the cost recognized for the three month period ended March 31, 2012 and 2011 was $16,342 and $10,578, respectively, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used:

Expected volatility	40-60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0

Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended March 31, 2012, is presented below

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value

Outstanding at December 31, 2011	1,130,000	$ 0.50	5.2	$ 0.00
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2012	1,130,000	$ 0.50	4.2	$ 0.00

The following table summarizes information about fixed price stock options at March 31, 2012:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
0.50	1,130,000	4.2	0.50	365,750	0.50

(9)          Concentrations

During the period ended March 31, 2012, the Company derived approximately 62% of its revenue from a single customer and as of March 31, 2012, all orders with this customer have been paid in full.

(10)       Subsequent Events

On May 2, 2012 a family trust of which a shareholder is a trustee agreed to lend the Company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012, together with outstanding loans in the principal amount of $1,250,000 previously advanced by the trust. Interest over the entire amount is payable in $15,000 monthly increments, except that the first payment in the amount of $12,500 is due on May 8, 2012.  At any time, at the option of the lender, the entire loan is convertible into shares of common stock of the Company at $0.40 per share. In connection with the loan, the company has agreed to issue to the trust (i) 250,000 shares of common stock, and (ii) warrants to purchase 625,000 shares of common stock at $0.40 per share, exercisable until May 31, 2015, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until May 31, 2016, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until May 31, 2017. In connection with this transaction the lender was also granted the right to set up distributorships in the state of Arizona.

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

Recent Developments

Over the past year we have increased the number of vehicle options to include a 7’ hydraulic dump all electric truck, and emergency medical services vehicle, and a right hand drive UTV for parking departments. Our distributor, Alexander Xtreme Green based in Tennessee, opened the first Xtreme Green store, and is presently looking for additional locations in four additional states. We have also added two new sales managers on the east coast, as well as new distributorships in the United States, Mexico, and Puerto Rico . Over 50 new municipal and university accounts have been added to our customer base during the past twelve months. We have also completed all testing and paperwork for the European Union certification and expect  certification to be finalized during the second quarter of 2012, at which time we will commence developing the European market.

Results of Operations

Comparison of three months ended March 31, 2012 to the three months ended March 31, 2011

Sales for the three months ended March 31, 2012 were $265,535 compared to $506,342 for the three months ended March 31, 2011. The reduction in sales results from our inability to purchase manufacturing inventory to fill customer orders.

Cost of sales for the three months ended March 31, 2012 was $241,853 which resulted in a gross profit of $23,682 compared to cost of sales of $373,303 and a gross profit of $133,039 for the comparable prior year period. The decrease in the gross margin resulted from fixed manufacturing costs coupled with a reduced sales volume.

General and administrative expenses were $499,519 for the three months ended March 31, 2012 compared to $477,926 for the three months ended March 31, 2011.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. We had 20 full-time employees including three executive officers during the three months ended March 31, 2012compared to 25full-time employees during the comparable period in 2011.

Interest expense for three months ended March 31, 2012 was $140,074 compared to interest of $36,492 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, and accretion of discounts in relation to convertible debt totaling $96,064.

Our net loss for the three months ended March 31, 2012 was $635,253 or $0.01 per share compared to a net loss of $418,924 or $0.01 per share for the comparable prior year period. The loss at March 31, 2012 includes a charge to interest expense of $96,064 for accretion of discounts in relation to convertible debt.

 Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through March 31, 2012, we have incurred a cumulative net loss of $7,341,814.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At March 31, 2012, we had cash of $203, net working capital deficit of $1,995,242 and we owed our stockholders an aggregate of $1,668,397.  All of these stockholders are

officers and/or directors of our Company.   Of the total due to stockholders, $1,250,000 is due September 8, 2012, bearing interest at 12% per annum with an option to convert into common stock at $0.40 per share. In addition $93,398 is due on demand to stockholders who are also officers and/or directors of our Company and bear interest at 4.0%.

 On June 22, 2010, a family trust of which one of our stockholders is a trustee agreed to lend the Company an aggregate of $1,000,000 at an annual interest rate of 12% per annum interest payable monthly. The principal and any unpaid accrued interest are scheduled to be repaid on September 8, 2011.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

On December 8, 2011 the trust agreed to lend the company an additional $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012. At any time prior to the repayment date, at the option of the lender, the additional $250,000 in loan principal is convertible into 625,000 shares of common stock at $0.40 per share. In connection with this transaction the company issued 250,000 shares of common stock to the lender, extended his Nevada distributorship rights to include the entire State of Nevada, and issued warrants to purchase 625,000 shares of common stock at $0.40 per share, exercisable until December 2014, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until December 2015, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until December 2016.

Factoring Agreement

In August 2011, the Company entered into an agreement with a factor enabling the Company to finance its receivables for up to $300,000. The agreement is in effect for a twelve month period and may be terminated at that time by either party by giving written notice between 60 and 90 days prior to the expiration of the agreement. Under the terms of the factoring agreement, the Company was required to grant a first and priority security interest in substantially all its assets. The agreement was subsequently amended to allow for the grant to third parties of a lien in the Company’s physical inventory to facilitate the issuance of the secured bridge notes discussed below. As of April 30, 2012 there are no transactions active or pending in regards to this agreement.

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

On February 15, 2012 the Company borrowed $50,000 in exchange for a six month secured bridge note due August 15, 2012. The note bears interest at the rate of 12% per annum, payable on the maturity date. In addition to the repayment of the principal amount and all accrued interest, the borrower shall issue to the borrower two vehicles: one transport pro two-seat with enclosed cab, and one transport pro four-seat. The obligations and covenants of this note are secured by a first priority lien and security interest in the Company’s assets with the Holder’s interest shared pro rata with the holders of a series of identical notes issued on or around the date hereof.

We are currently investigating various opportunities to raising additional capital through the sale of debt equity securities and from loans from our stockholders. There can be no assurances that we will be able to continue to sell shares of our common stock or borrow additional funds from any of our stockholders or third parties to finance the costs associated with our future operating and investing activities.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to March 31, 2012 we have incurred a cumulative net loss totaling $7,341,814 and has working capital and stockholder deficits of $1,995,242 and $1,781,260 at March 31, 2012.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We are actively pursuing financing for our operations and we are seeking additional private investments.  In addition, we are seeking to grow our revenue base.  Failure to secure such financing, raise additional equity capital and establish our revenue base may result in the depletion of available funds and as a result, we may not be able pay our obligations.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

None

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

Xtreme Green Products Inc. (Registrant)

Date: May 10 , 2012	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ Ken Sprenkle
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

Date: May 10, 2012	/s/ Sanford Leavitt
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

Date: May 10, 2012	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Xtreme Green Products Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sanford Leavitt, Chief Executive Officer, and Neil Roth, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) This report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer

Date: Date: May 10, 2012

/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Date: Date: May 10, 2012