Form 10-Q
period 2012-06-30
XTREME GREEN PRODUCTS INC.
filed 2012-08-14
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of issuer’s common stock, $0.001 par value as of August 3, 2012:  48,463,370

G

XTREME GREEN PRODUCTS INC.
Consolidated Condensed Balance Sheets
June 30, 2012 and December 31, 2011
	2012	2011
	(Unaudited)
Statement of Financial Position
ASSETS
Current Assets:
Cash	$ 15,371	$ 46,390
Accounts receivable	18,598	9,255
Related party receivable	13,500	13,500
Inventory	607,052	657,475
Other current assets	352,282	256,264
Total current assets	1,006,803	982,884
Property and equipment, net	202,862	233,443

Other assets	36,186	36,186
TOTAL ASSETS	$ 1,245,851	$ 1,252,513

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 697,821	$ 329,985
Accrued expenses- related parties	406,105	334,247
Accrued interest	50,473	10,774
Line of credit	-	150,000
Convertible debt- related party	1,389,649	1,017,821
Convertible debt- other	60,212	54,666
Customer deposits	352,335	250,000
Current portion of long-term debt	184,132	130,000
Stockholder loans	345,814	103,268
Total current liabilities	3,486,541	2,369,987
Long-term debt, net of current portion	177,939	44,875
Total liabilities	3,664,480	2,414,862
Stockholders' deficit:
Common stock- $0.0001 par value, 100,000,000 shares authorized; 46,963,370 and 46,436,370 shares issued and outstanding	4,796	4,771
Additional paid-in capital	5,681,692	5,539,441
Common stock payable	100,000	-
Accumulated deficit	(8,205,117)	(6,706,561)

Total stockholders' deficit	(2,418,629)	(1,162,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,245,851	$ 1,252,513

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Condensed  Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended 2012	Three Months Ended 2011	Six Months Ended 2012	Six Months Ended 2011
Income Statement
Sales, net	$ 223,381	$ 805,298	$ 488,916	$ 1,286,215
Cost of sales	246,374	549,844	488,227	923,147
Gross margin	(22,993)	255,454	689	363,068

Costs and expenses:
General and administrative	426,778	522,697	930,123	965,875
Research and development	33,007	19,842	36,007	57,387
Sales and Marketing	52,924	45,974	65,440	55,297
Interest expense	327,602	37,272	467,675	73,764
Total costs and expenses	840,311	625,785	1,499,245	1,152,323
Net loss	$ (863,304)	$ (370,331)	$ (1,498,556)	$ (789,255)

Per share information - basic and diluted:
Loss per common share	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.02)
Weighted average common shares outstanding	47,880,037	46,466,370	47,796,243	45,386,870

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Condensed Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Six Months Ended 2012	Six Months Ended 2011
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$ (1,498,556)	$ (789,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	32,684	21,578
Depreciation	30,581	25,169
Accretion of discount on convertible debts	236,966	-
Stock payable for loan extension	100,000	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,343)	(98,189)
Increase in related party receivable	-	(13,500)
(Increase) decrease in Inventory	50,423	(224,267)
Increase in other current assets	96,018	(167,946)
Decrease in other assets	-	23,586
Increase in accounts payable and accrued expenses	367,836	60,688
Increase in accrued expenses- related party	82,632	18,462
Increase in accrued interest	39,699	-
Increase in customer deposits	102,335	231,400
Net cash used in operating activities	(560,761)	(912,274)

Cash flows from investing activities:
Purchase of property and equipment	-	(90,923)
Net cash used in investing activities	-	(90,923)
Cash flows from financing activities:
Common stock issued for cash	-	625,000
Proceeds from convertible debt- related party	250,000	-
Proceeds from long-term debt	50,000	90,279
Repayment of long-term debt	(12,804)	(28,467)
Stockholders loans, net of discounts	242,546	(9,544)
Net cash provided by financing activities	529,742	677,268
Net increase in cash	(31,019)	(325,929)
Cash, beginning of period	46,390	343,068
Cash, end of period	15,371	17,139
Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non Cash Financing Activities:
Discount on convertible debt- related party	$ 109,592	$ -
Line of credit converted to term loan	$ 150,000	$ -

See the accompanying notes to the financial statements.

XTREME PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

(1)

Organization

Xtreme Green Products Inc. was incorporated under the laws of the State of Nevada on May 21, 2007. We have developed a line of electric powered products such as personal mobility vehicles, light trucks (UTVs) and (ATVs), motor cycles and scooters. Our product line is based on our proprietary “green” energy management system and electric propulsion system. These products have the power and ability of gas powered engines, but without the particulate pollution or noise pollution.

(2)

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

(3)

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through June 30, 2012, aggregating $8,205,117 and has working capital and stockholder deficits of $2,479,738 and $2,418,629 at June 30, 2012, respectively.

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

(5)

Accounts Receivable

Accounts receivable are due primarily from municipalities and companies located throughout the United States. Credit is extended based on and evaluation of the customers” financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts are not significant.

(6)

Inventory

 Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method, which approximates the First-In, First-Out method.  Inventory consists primarily of parts as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

(7)      Other Current Assets (Note A)

	June 30	December 31
	2012	2011

Advance on Commissions	$191,176	$150,819
Prepaid Insurance	63,740	20,531
Prepaid Other	82,755	57,702
Prepaid Inventory	14,611	27,212
	$352,282	$256,264

(8)        Stock Holder Loans

During prior years the Company borrowed funds from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. At June 30, 2012, a balance of $95,814 was outstanding. The loans are due on demand and bear interest at 4%.

On February 13, 2012 the Company entered into an agreement with a Director to borrow $250,000. The loan was funded on February 13, 2012 and shall accrue interest at 12% per annum and is payable August 13, 2012. At the lenders request, if payment is not made by the maturity date the loan may be converted into shares of common stock at a price of $0.20 per share.

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

On December 8, 2011 the same family trust agreed to lend the company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012. At any time prior to September 8, 2012, at the option of the lender, the additional $250,000 in loan principal is convertible into 625,00 shares of common stock at $0.40 per share. In connection with this transaction the Company issued 250,000 shares of common stock to lender, extended his Nevada distributorship rights to include the entire State of Nevada, and issued warrants to purchase 625,000 shares of common stock at $0.40 per share exercisable until December 2014, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until December 2015, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until December 2016. As a result of the issuance of 250,000 shares and warrants, the Company allocated the fair market value (“FMV”) to the shares, and warrants, and the debt. In addition, the company determined that the note included a beneficial conversion feature. Accordingly, the Company recorded a discount of $250,000, of which $93,290 was accreted to interest expense for the six months ended June 30, 2012.

On May 2, 2012 a family trust of which a shareholder is a trustee agreed to lend the Company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012, together with outstanding loans in the principal amount of $1,250,000 previously advanced by the trust. Interest over the entire amount is payable in $15,000 monthly increments, except that the first payment in the amount of $12,500 is due on May 8, 2012.  At any time, at the option of the lender, the entire loan is convertible into shares of common stock of the Company at $0.40 per share. In connection with the loan, the company has agreed to issue to the trust (i) 250,000 shares of common stock, and (ii) warrants to purchase 625,000 shares of common stock at $0.40 per share, exercisable until May 31, 2015, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until May 31, 2016, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until May 31, 2017. In connection with this transaction the lender was also granted the right to set up distributorships in the state of Arizona. As a result of the issuance of 250,000 shares and warrants, the Company allocated the fair market value (“FMV”) to the shares, and warrants, and the debt. In addition, the company determined that the note included a beneficial conversion feature. Accordingly, the Company recorded a discount of $109,592, of which $54,796 was accreted to interest expense for the six months ended June 30, 2012.

(9)

Line of Credit and Other Notes Payable

On April 21, 2012 the Company’s secured line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum maturing April 21, 2016. The line is secured by certain assets of a related party. The balance of the loan at June 30, 2012 was $147,221.

On February 15, 2012 the Company borrowed $50,000 in exchange for a six month secured bridge note. The note bears interest at the rate of 12% per annum, payable on maturity date. The maturity date is the earlier of i) the date the Company completes a financing transaction for the offer a sale of shares of the Company’s common stock in the amount of no less than $2,500,000, or ii) August 15, 2012.

On June 13, 2012 the holder of a $100,000 six month note issued on December 29, 2011 agreed to extend the maturity date of the note to December 29, 2012. As an additional consideration for the extension the Company agreed to issue shares of common stock equal to 100% of the principal loan amount and in addition $25,000 in interest will be paid at the extended maturity date of December 29, 2012. As a result of the extension 500,000 shares of common stock are to be issued at a price of $0.20 per share. The Company recorded the unissued shares as a common stock payable totaling $100,000 as of June 30, 2012 and accrued an additional $25,000. The total amounts were expensed during the six months ended June 30, 2012.

(10)       Stock Options

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

The total fair value of the options is $292,262 and the cost recognized for the three month period ended June 30, 2012 and 2011 was $16,342 and $12,932 respectively, which was recorded as general and administrative expenses. Total cost recognized for the six month period ended June 30, 2012 and 2011 was $32,684 and $23,510, respectively.

In valuing the options issued, the following assumptions were used:

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended June 30, 2012, is presented below

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value

Outstanding at December 31, 2011	1,130,000	$0.50	4.5	$0.00
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2012	1,130,000	$0.50	4.0	$0.00

The following table summarizes information about fixed price stock options at June 30, 2012:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	1,130,000	4.0	$0.50	365,750	$0.50

(11)          Concentrations

During the period ended June 30, 2012, the Company derived approximately 33% of its revenue from a single customer and as of June 30, 2012, all orders with this customer have been paid in full.

(12)       Subsequent Events

On June 13, 2012 the holder of a $100,000 six month note issued on December 29, 2011 agreed to extend the maturity date of the note to December 29, 2012. As an additional consideration for the extension the Company agreed to issue shares of common stock equal to 100% of the principal loan amount and in addition $25,000 in interest will be paid at the extended maturity date of December 29, 2012. As a result of the extension 500,000 shares of common stock were issued on July 16, 2012 at a price of $0.20 per share.

On July 6, 2012, Xtreme Green secured the rights to a provisional patent for electric hybrid versions of its ATV, UTV and other types of specialty light on/off road vehicles. The technology covered by the provisional patent will allow for rapid electric charging in minutes, and the ability to continue riding the vehicle without stopping for four hours or more.  The vehicles will have the capability of using propane, gas or diesel fuel.

The Company believes that this technology addresses the concern that users of electric vehicles will run “out of energy”.  Xtreme Green expects to have these vehicles available for purchase by the first quarter of 2013.

This provisional patent relates to electric hybrid light vehicles, such as ATVs or UTVs that are configured to run solely using electric motors with the capability of rapid charging during use when the batteries get low.  This patent includes a “Vehicle Management System”. This system powers the vehicle on/off, protects the batteries, balances the charge, provides diagnostic information, and controls the drive system.  Additionally, it relates to a rapid charging system in the 44 -144V range for lithium battery systems and can be used to provide 110V AC current in the field.

During the month of July, 2012 Russ Hagberg, a Board member, resigned from the Board of Directors.

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

Results of Operations

Comparison of three months ended June 30, 2012 to the three months ended June 30, 2011

Revenue – Sales for the three months ended June 30, 2012 were $223,381compared to $805,298 for the three months ended June 30, 2011. The reduction in sales results from our inability to purchase manufacturing inventory to fill customer orders due to lack of funds.

Cost of Sales – Cost of sales for the three months ended June 30, 2012 was $246,374 which resulted in a loss of $22,993 compared to cost of sales of $549,844 and a gross profit of $255,454 for the comparable prior year period. The decrease in the gross margin resulted from a reduction of revenue coupled with fixed manufacturing costs, and a $54,440 write off of obsolete inventory parts.

Sales and Marketing Expense – Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expense was $52,924 for the three months ended June 30, 2012 compared to $45,974 for the comparable prior year period. The increase is primarily due to the higher cost of trade show participation.

Research & Development – Research and development costs consists of professional engineering, salaries, and materials to improve current products as well as develop new products. Research and development expense was $33,007 for the three months ended June 30, 2012 compared to $19,842 for the comparable prior year period. This increase is primarily due to the Company’s increased emphasis in quality improvement and expanding the utilization of our current fleet of vehicles to reach new markets.

General and Administrative – General and administrative expenses were $426,778 for the three months ended June 30, 2012 compared to $522,697 for the three months ended June 30, 2011.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) professional fees such as legal and accounting fees, and (iii) general expenses such as rent and insurance. We had 19 full-time employees including three executive officers during the three months ended June 30, 2012 compared to 24 full-time employees including three executive officers during the comparable period in 2011. The decrease is primarily due to the reductions in salaried employees , warranty costs, and cut backs in office costs.

Interest Expense – Interest expense for three months ended June 30, 2012 was $327,602 compared to interest of $37,272 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, and accretion of discounts in relation to convertible debt totaling $265,902.

Net Loss – Net loss for the three months ended June 30, 2012 was $863,304 or $0.02 per share compared to a net loss of $370,331 or $0.01 per share for the comparable prior year period. The loss at June 30, 2012 includes a non-cash charge to interest expense of $265,903 for accretion of discounts in relation to convertible debt, and conversion of debt for common shares of stock.

Comparison of Six months ended June 30, 2012 to the six months ended June30, 2011

Revenue - Sales for the six months ended June 30, 2012 were $488,916 compared to $1,286,215 for the six months ended June 30, 2011. The reduction in sales results from our inability to purchase manufacturing parts inventory to fill customer orders.

Cost of Sales – Cost of sales for the six months ended June 30, 2012 was $488,227 which resulted in a gross profit of $689      compared to cost of sales of $923,147 and a gross profit of $363,068 for the comparable prior year period. The decrease in the gross margin resulted from a reduction of revenue coupled with fixed manufacturing costs, and a $54,440 write off of obsolete inventory parts.

Sales and Marketing Expense – Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expense was $65,440 for the six months ended June 30, 2012 compared to $55,297 for the comparable prior year period. The increase is primarily due to the higher cost of trade participation.

.Research & Development – Research and development costs consists on professional engineering, salaries, and materials to improve current products as well as develop new products. Research and development expense was $36,007 for the six months ended June 30, 2012 compared to $57,387 for the comparable prior year period. The reduction in cost is a result of reduced costs during the first quarter of the current year.

General and Administrative – General and Administrative expenses were $930,123 for the six months ended June 30, 2012 compared to $965,875 for the six months ended June 30, 2011.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall decrease in general and administrative expenses is primarily attributable to a decrease in administrative staff.  We had 20 full time employees during the six months ended June 30, 2012 compared to 24 for the comparable prior year period.

Interest Expense – Interest expense for six months ended June 30, 2012 was $467,675 compared to interest of $73,764 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, accretion of discounts in relation to convertible debt totaling $361,966.

Net Loss – Net loss for the six months ended June 30, 2012 was $1,498,556 or $0.03 per share compared to a net loss of $789,255 or $0.02 per share for the comparable prior year period. The loss at June 30, 2012 includes a non-cash charge to interest expense of $361.965 for accretion of discounts in relation to convertible debt.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through June 30, 2012, we have incurred a cumulative net loss of $8,205,117 The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At June 30, 2012, we had cash of $15,371, net working capital deficit of $2,479,738 and we owed our stockholders an aggregate of $1,845,814.  All of these stockholders are officers and/or directors of our Company.  Of the total due to stockholders, $1,500,000 is due September 8, 2012, bearing interest at 12% per annum with an option to convert into common stock at $0.40 per share, and $250,000 is due August 13, 2012 bearing interest at 12% with an option to convert into common stock at $0.20 per share. In addition $95,814 is due on demand to stockholders who are also officers and/or directors of our Company and bear interest at 4.0%.

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

Factoring Agreement

In August 2011, the Company entered into an agreement with a factor enabling the Company to finance its receivables for up to $300,000. The agreement is in effect for a twelve month period and may be terminated at that time by either party by giving written notice between 60 and 90 days prior to the expiration of the agreement. Under the terms of the factoring agreement, the Company was required to grant a first and priority security interest in substantially all its assets. The agreement was subsequently amended to allow for the grant to third parties of a lien in the Company’s physical inventory to facilitate the issuance of the secured bridge notes discussed below. The company presented a notice of termination on June 8, 2012 effective August 15, 2012.

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

Secured Bridge Note

On December 29th, 2011 the Company borrowed $100,000 in exchange for a six month secured bridge note, due June 29, 2012. The note bears interest at the rate of 12% per annum, payable on the maturity date. The maturity date shall be (A) the date the Company completes a financing transaction for the offer and sale of shares of Company’s common stock, including securities convertible into or exercisable for common stock, in the aggregate amount of no less than $2.5 million, or (B) June 29th, 2012. In addition to the repayment of the principal amount and all accrued interest, the Company shall issue to the holder, a number of securities equal to the principal amount divided by the purchase price of the securities to be issued in financing obtained with the assistance of the holder. In the event no such financing is obtained, the Company is under no obligation to issue the securities. The obligations and covenants of this note are secured by a first priority lien and security interest in the Company’s assets with the Holder’s interest shared pro rata with the holders of a series of identical notes issued on or around the date hereof. On June 13, 2012 the holder agreed to extend the maturity date of the note to December 29, 2012. As an additional consideration for the extension of the note the Company agreed to issue stock equal to 100% of the borrowed amount at a price of $0.20 cents per share and in addition the Company agreed to pay additional interest in the amount of $25,000 payable at the extended maturity date of December 29, 2012.

On February 15, 2012 the Company borrowed $50,000 in exchange for a six month secured bridge note. The note bears interest at the rate of 12% per annum, payable on the maturity date. The maturity date is the earlier of i) the date the Company completes a financing transaction for the offer a share of shares of the company’s common stock in the amount of no less than $2,500,000, or ii) August 15, 2012..In addition to the repayment of the principal amount and all accrued interest, the borrower shall issue to the borrower two vehicles: one transport pro two-seat with enclosed cab, and one transport pro four-seat. The obligations and covenants of this note are secured by a first priority lien and security interest in the Company’s assets with the Holder’s interest shared pro rata with the holders of a series of identical notes issued on or around the date hereof.

The Company currently is investigating various opportunities to raising additional capital through the sale of debt equity securities and from loans from our stockholders. There can be no assurances that we will be able to continue to sell shares of our common stock or borrow additional funds from any of our stockholders or third parties to finance the costs associated with our future operating and investing activities at reasonable terms or at all.

If the Company is successful at raising additional equity capital, it may be on terms which would result in substantial dilution to existing shareholders. If costs and expenses prove to be greater than currently anticipate, or if Xtreme Green Products changes its current business plan in a manner that will increase our costs, they may be forced to curtail or cease operations.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to June 30, 2012 we have incurred a cumulative net loss totaling $8,205,117 and have working capital and stockholder deficits of $2,479,738 and $2,418,629 at June 30, 2012.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, and liquidity or capital expenditures.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

Xtreme Green Products Inc. (Registrant)

Date: August 14, 2012	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	/s/ Ken Sprenkle
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

Date August 14, 2012	/s/ Sanford Leavitt
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

Date: August 14 , 2012	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Xtreme Green Products Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sanford Leavitt, Chief Executive Officer, and Neil Roth, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) This report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer

Date: Date: August 14, 2012

/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Date: Date: August 14, 2012