Form 10-Q
period 2012-09-30
XTREME GREEN PRODUCTS INC.
filed 2012-12-20
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of issuer’s common stock, $0.001 par value as of November 01, 2012:  48,463,370

XTREME GREEN PRODUCTS INC.
Consolidated Condensed Balance Sheets
September 30, 2012 and December 31, 2011
	2012	2011
	(Unaudited)
Statement of Financial Position
ASSETS
Current Assets:
Cash	$ 1,208	$ 46,390
Accounts receivable	86,199	9,255
Related party receivable	13,500	13,500
Inventory	580,857	657,475
Other current assets (note A)	248,867	256,264
Total current assets	930,631	982,884
Property and equipment, net	186,225	233,443
Other assets	43,186	36,186
TOTAL ASSETS	$ 1,160,042	$ 1,252,513

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 764,607	$ 329,985
Accrued expenses- related parties	517,495	323,473
Accrued interest	39,723	10,774
Accrued interest, related party	36,403	-
Line of credit	-	150,000
Convertible debt- related party, net of discount	1,500,000	1,017,821
Convertible debt- other, net of discount	62,985	54,666
Customer deposits	403,860	250,000
Current portion of long-term debt	130,707	130,000
Stockholder loans	615,255	103,268
Total current liabilities	4,071,035	2,369,987
Long-term debt, net of current portion	212,674	44,875
Total liabilities	4,283,709	2,414,862
Stockholders' deficit:
Common stock- $0.0001 par value, 100,000,000 shares authorized; 48,463,370 and 47,713,370 shares issued and outstanding	4,846	4,771
Additional paid-in capital	5,794,519	5,539,441
Accumulated deficit	(8,923,032)	(6,706,561)

Total stockholders' deficit	(3,123,667)	(1,162,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,160,042	$ 1,252,513

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Condensed  Statements of Operations

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended 2012	Three Months Ended 2011	Nine Months Ended 2012	Nine Months Ended 2011
Income Statement
Sales, net	$ 135,749	$ 239,023	$ 624,665	$1,525,238
Cost of sales	116,806	158,434	605,033	1,081,631
Gross margin	18,943	80,589	19,632	443,607

Costs and expenses:
General and administrative	373,387	559,145	1,303,510	1,525,020
Research and development	42,593	55,676	78,600	113,063
Sales and Marketing	135,084	71,879	200,524	127,177
Interest expense	72,669	29,794	178,378	103,558
Non cash charges for accretion of debt discounts and stock issued for loan extension	113,125	-	475,091	-
Total costs and expenses	736,858	716,494	2,236,103	1,868,818
Net loss	$ (717,915)	$ (635,905)	$ (2,216,471)	$(1,425,211)

Per share information - basic and diluted:
Loss per common share	$ (0.01)	$ (0.01)	$ (0.05)	$ (0.03)
Weighted average common shares outstanding	48,380,952	47,307,537	47,991,7587	46,807,726

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS INC.
Consolidated Condensed Cash Flows
For the Nine Months Ended June 30, 2012 and 2011
(Unaudited)

	Nine Months Ended 2012	Nine Months Ended 2011
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$ (2,216,471)	$ (1,425,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	45,561	36,442
Depreciation	47,218	40,672
Accretion of discount on convertible debts	350,091	-
Common stock issued for loan extension	100,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(76,944)	(28,297)
Increase in related party receivable	-	(13,500)
(Increase) decrease in Inventory	76,618	(119,966)
(Increase) decrease in other current assets	7,397	(241,074)
Increase in other assets	(7,000)	-
Increase in accounts payable and accrued expenses	434,622	98,474
Increase in accrued expenses- related party	194,022	80,268
Increase in accrued interest	28,949	-
Increase in accrued interest-related party	36,403
Increase in customer deposits	153,860	250,000
Net cash used in operating activities	(825,674)	(1,322,192)

Cash flows from investing activities:
Purchase of property and equipment	-	(86,736)
Net cash used in investing activities	-	(86,736)
Cash flows from financing activities:
Common stock issued for cash	-	1,031,500
Proceeds from convertible debt- related party	250,000	-
Proceeds from long-term debt	50,000	88,657
Repayment of long-term debt	(31,493)	(39,954)
Stockholders loans, net of discounts	511,987	(1,148)
Net cash provided by financing activities	780,494	1,079,055
Net increase in cash	(45,180)	(329,873)
Cash, beginning of period	46,390	343,068
Cash, end of period	1,208	13,195
Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non Cash Financing Activities:
Discount on convertible debt- related party	$ 109,592	$ -
Line of credit converted to term loan	$ 150,000	$ -

See the accompanying notes to the financial statements.

XTREME GREEN PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through September 30, 2012, aggregating $8,923,032 and has working capital and stockholder deficits of $3,140,404 and $3,123,667 at September 30, 2012, respectively.

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

(7)      Other Current Assets (Note A)

	September 30	December 31
	2012	2011

Advance on Commissions	$122,780	$150,819
Prepaid Insurance	38,383	20,531
Prepaid Other	66,753	57,702
Prepaid Inventory	20,951	27,212
	$248,867	$256,264

(8)        Stock Holder Loans

During prior years the Company borrowed funds from three of its founding stockholders. These loans were utilized for general working capital purposes and to fund in part, the cash portion of the purchase of Belarus. At September 30, 2012, a balance of $95,255 was outstanding. The loans are due on demand and bear interest at 4%.

On June 22, 2010, a family trust of which a shareholder is a trustee agreed to lend to the Company an aggregate of $1,000,000 at an annual interest rate of 12%, with interest payable monthly, and the principal and any unpaid accrued interest to be repaid on September 8, 2011 which has been extended to December 8, 2012. At any time prior to that date, at the option of the lender the loan amount is convertible into common stock at $0.40 per share.  Upon conversion, the lender also is entitled to receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share. In connection with this transaction the lender was also granted the right to set up distributorships in the United Kingdom, Ireland, Greece, and Cyprus.

On December 8, 2011 the same family trust agreed to lend the company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012 which has been extended to December 8, 2012. At any time prior to September 8, 2012, at the option of the lender, the additional $250,000 in loan principal is convertible into 625,00 shares of common stock at $0.40 per share. In connection with this transaction the Company issued 250,000 shares of common stock to lender, extended his Nevada distributorship rights to include the entire State of Nevada, and issued warrants to purchase 625,000 shares of common stock at $0.40 per share exercisable until December 2014, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until December 2015, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until December 2016. As a result of the issuance of 250,000 shares and warrants, the Company allocated the fair market value (“FMV”) to the shares, and warrants, and the debt. In addition, the company determined that the note included a beneficial conversion feature. Accordingly, the Company recorded a discount of $250,000, of which $232,181 was accreted to interest expense for the nine months ended September 30, 2012.

On February 13, 2012 the Company entered into an agreement with a Director to borrow $250,000. The loan accrues interest 12% per annum and is payable August 13, 2012, which has been extended to December 13, 2012. At the lender’s option, if payment is not made by the maturity date the loan may be converted into shares of common stock at a price of $0.20 per share.

On May 2, 2012 a family trust of which a shareholder is a trustee agreed to lend the Company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012, which has been extended to December 8, 2012 together with outstanding loans in the principal amount of $1,250,000 previously advanced by the trust. Interest over the entire amount is payable in $15,000 monthly increments. At any time, at the option of the lender, the entire loan is convertible into shares of common stock of the Company at $0.40 per share. In connection with the loan, the company has agreed to issue to the trust (i) 250,000 shares of common stock, and (ii) warrants to purchase 625,000 shares of common stock at $0.40 per share, exercisable until May 31, 2015, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until May 31, 2016, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until May 31, 2017. In connection with this transaction the lender was also granted the right to set up distributorships in the state of Arizona. As a result of the issuance of 250,000 shares and warrants, the Company allocated the fair market value (“FMV”) to the shares, and warrants, and the debt. In addition, the company determined that the note included a beneficial conversion feature. Accordingly, the Company recorded a discount of $109,592, of which $109,592 was accreted to interest expense for the nine months ended September 30, 2012.

During the three month period ended September 30, 2012 a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $270,000. The proceeds were disbursed in six installments over the three month period. Interest accrues at a rate of 12% per annum. The loan and accrued interest are due upon demand. Accrued interest as of September 30, 2012 is $6,403.

(9)

Line of Credit and Other Notes Payable

On April 21, 2012 the Company’s secured line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum maturing April 21, 2016. The line is secured by certain assets of a related party. The balance of the loan at September 30, 2012 was $136,069.

On February 15, 2012 the Company borrowed $50,000 in exchange for a six month secured bridge note. The note bears interest at the rate of 12% per annum, payable on maturity date. The maturity date is the earlier of i) the date the Company completes a financing transaction for the offer a sale of shares of the Company’s common stock in the amount of no less than $2,500,000, or ii) August 15, 2012. the maturity date has been extended to December 15, 2012.

On June 13, 2012 the holder of a $100,000 six month note issued on December 29, 2011 agreed to extend the maturity date of the note to December 29, 2012. As additional consideration for the extension the Company agreed to issue shares of common stock equal to 100% of the principal loan amount and in addition $25,000 in interest will be paid at the extended maturity date of December 29, 2012. As a result of the extension 500,000 shares of common stock were issued on July 16, 2012 at a price of $0.20 per share. The Company recorded $100,000 representing the price of the stock as interest expense.

(10)       Stock Options

During September 2009, the Company granted options to employees and consultants to purchase 505,000 shares of common stock, at a price of $0.50 per share, which was the fair value of the underlying common shares at the grant date based on sales of common shares for cash.  The options expire in September 2014 and vest over the stated term. During the nine month period ended September 2012, 75,000 option shares were forfeited due to employee terminations.

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

The total fair value of the options is $281,870 and the cost recognized for the three month period ended September 30, 2012 and 2011 was $12,877 and $12,878 respectively, which was recorded as general and administrative expenses. Total cost recognized for the nine month period ended September 30, 2012 and 2011 was $45,561and $36,442, respectively.

In valuing the options issued, the following assumptions were used:

Expected volatility	40 - 60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended June 30, 2012, is presented below

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value

Outstanding at December 31, 2011	1,130,000	$0.50	4.5	$0.00
Granted		-	-	-
Forfeitures Expired	75,000		-	-
Outstanding at September 30, 2012	1,055,000	$0.50	3.5	$0.00

The following table summarizes information about fixed price stock options at September 30, 2012:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	1,130,000	3.5	$0.50	0	$0.50

(11)          Concentrations

During the nine month period ended September 30, 2012, the Company derived approximately 28% of its revenue from a single customer. All accounts receivable related to this customer were paid in full. For this same period, no single customer accounted for more than 10% of total accounts receivable.

(12)       Subsequent Events

On October 2, 2012 the Company was sued by the Tennessee based dealer of its vehicles for breach of contract, misrepresentation and violation of the Tennessee Consumer Protection Act based on allegations that the Company’s vehicles showed certain defects. The action is pending in the Chancery Court for Williamson County, Tennessee (Alexander Xtreme Green Vehicles v. Xtreme Green Products, No. 41453). The Company intends to mount a vigorous defense.

During the period October 5, 2012 through December 17, 2012 the Georgiou Family Trust agreed to loan the Company $59,000 at an interest rate of 12% per annum which loan is scheduled to be repaid on or before September 8, 2013.

On December 7, 2012 the Company agreed to reclass $150,000 of the $270,000 borrowed from the Georgiou Family Trust during the third quarter of 2012 to a convertible loan obligation with an exercise price of .25 per share in the event that, at the option of the lender, the lender chooses to convert to equity on or before the extended due date of September 8, 2013.  In addition the Georgiou Family Trust agreed to extend the due date of $1,500,000 of convertible debt and $120,000 non-convertible debt owed by the Company for one year, from September 8, 2012 to September 8, 2013. In addition, the company agreed to reduce the exercise price from $.40 per share to $.25 per share, in the event that, at the option of the lender, the lender chooses to convert to equity the $1,500,000 convertible loan obligation on or before the extended due date of September 8, 2013.

On December 7, 2012 the Company agreed to extend the expiration dates of the warrants issued in March of 2010 for 30 months, from March 1, 2013 to September 1, 2015, from March 1, 2014 to September 1, 2016, and from March 1, 2015 to September 1, 2017, respectively. In addition, the Company agreed to issue 7,500,000 warrants, originally intended to be issued only upon conversion of the $1,000,000 loan provided on July 9, 2010, with an original due date of September 8, 2011, which loan has since been extended to September 8, 2013, including warrants to purchase 2,500,000 shares of common stock at $0.65 per share exercisable until November 2016, and warrants to purchase 2,500,000 shares of common stock exercisable at $0.75 until November 2017.

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

Recent Developments

Over the past year we have increased the number of vehicle options to include a 7’ hydraulic dump all electric truck, and emergency medical services vehicle, and a right hand drive UTV for parking departments. Our distributor, Alexander Xtreme Green based in Tennessee, opened the first Xtreme Green store, and is presently looking for additional locations in four additional states. We have also added two new sales managers on the east coast, as well as new distributorships in the United States, Mexico, and Puerto Rico. Over 50 new municipal and university accounts have been added to our customer base during the past twelve months. We have also completed all testing and paperwork for the European Union certification and expect certification to be finalized during the second quarter of 2013, at which time we will commence developing the European market.

The company continues to grow and expand its export market. During the nine month period ended September 30, 2012, export revenue grew to 42% of total revenue with exports to Mexico, Puerto Rico, and Saudi Arabia, This compares to 7% for the same period ended in 2011.

Results of Operations

Comparison of three months ended September 30, 2012 to the three months ended September 30, 2011

Revenue – Sales for the three months ended September 30, 2012 were $135,749 compared to $239,023for the three months ended September 30, 2011. The reduction in sales results from our inability to purchase manufacturing inventory to fill customer orders due to lack of funds.

Cost of Sales – Cost of sales for the three months ended September 30, 2012 was $116,806 which resulted in a gross profit of $18,943 compared to cost of sales of $158,434 and a gross profit of $80,589 for the comparable prior year period. The decrease in the gross margin resulted from a reduction of revenue coupled with fixed manufacturing costs.

Sales and Marketing Expense – Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expense was $135,084 for the three months ended September 30, 2012 compared to $71,879 for the comparable prior year period. The increase is primarily due to a $66,000 reclassification of commission advances to earned commissions.

Research & Development – Research and development costs consists of engineering consulting, salaries, supplies and materials, and developing new prototypes. Research and development expense was $42,593 for the three months ended September 30, 2012 compared to $55,676 for the comparable prior year period.

General and Administrative – General and administrative expenses were $373,387 for the three months ended September 30, 2012 compared to $559,145 for the three months ended September 30, 2011.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) professional fees such as legal and accounting fees, and (iii) general overhead expenses such as rent and insurance. We had 17 full-time employees including three executive officers during the three months ended September 30, 2012 compared to 24 full-time employees including three executive officers during the comparable period in 2011. The decrease is primarily due to the reductions in salaried employees, warranty costs, and travel expenses.

Interest Expense – Interest expense for three months ended September 30, 2012 was $185,794 compared to interest of $29,794 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, and accretion of discounts in relation to convertible debt totaling $113,125 for the three month period ended September 30, 2012.

Net Loss – Net loss for the three months ended September 30, 2012 was $717,486 or $0.015 per share compared to a net loss of $635,905 or $0.01 per share for the comparable prior year period. The loss at September 30, 2012 includes a non-cash charge to interest expense of $113,125 for accretion of discounts in relation to convertible debt, and conversion of debt for common shares of stock.

Comparison of Six months ended September 30, 2012 to the six months ended September 30, 2011

Revenue - Sales for the nine months ended September 30, 2012 were $624,665 compared to $1,525,238 for the nine months ended September 30, 2011. The reduction in sales results from our inability to purchase manufacturing parts inventory to fill customer orders.

Cost of Sales – Cost of sales for the nine months ended September 30, 2012 was $605,033 which resulted in a gross profit of $19,632 compared to cost of sales of $1,081,631and a gross profit of $443,607 for the comparable prior year period. The decrease in the gross margin resulted from a reduction of revenue coupled with fixed manufacturing costs, and a $54,440 write off of obsolete inventory parts.

Sales and Marketing Expense – Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expense was $200,524 for the nine months ended September 30, 2012 compared to $127,177 for the comparable prior year period. The increase is primarily due to a $66,000 reclassification of commission advances to earned commissions.

Research & Development – Research and development costs consists on professional engineering, salaries, and materials to improve current products as well as develop new products. Research and development expense was $78,600 for the nine months ended September 30, 2012 compared to $113,063for the comparable prior year period. The reduction in cost is due to cost cutting measures taken during the past year.

General and Administrative – General and Administrative expenses were $1,303,510 for the nine months ended September 30, 2012 compared to $1,525,020 for the nine months ended September 30, 2011.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall decrease in general and administrative expenses is primarily attributable to a decrease in administrative staff, and travel expenses.  We had 20 full time employees during the nine months ended September 30, 2012 compared to 24 for the comparable prior year period.

Interest Expense – Interest expense for nine months ended September30, 2012 was $653,469 compared to interest of $103,558 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, accretion of discounts in relation to convertible debt totaling $350,091.  Also, an additional $100,000 was charged to interest expense as a result of a loan extension were by 500,000 shares of common stock were issued to the lender at a price of $0.20 per share.

Net Loss – Net loss for the nine months ended September 30, 2012 was $2,216,471 or $0.05 per share compared to a net loss of $1,425,211or $0.03 per share for the comparable prior year period. The loss at September 30, 2012 includes non-cash charges to interest expense of $475,091 for accretion of discounts in relation to convertible debt and the value of stock issued for a loan extension.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through September 30, 2012, we have incurred a cumulative net loss of $8,923,032. The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At September 30, 2012, we had cash of $1,208, net working capital deficit of

$3,140,404 and we owed our stockholders an aggregate of $2,151,658. Of the total due to stockholders, $1,500,000 is due December 8, 2012, bearing interest at 12% per annum with an option to convert into common stock at $0.40 per share, $250,000 is due December 13, 2012 bearing interest at 12% with an option to convert into common stock at $0.20 per share, and $270,000 is due upon demand bearing interest at 12% per annum. In addition $95,255 is due on demand to stockholders who are also officers and/or directors of our Company and bear interest at 4.0%.

 On June 22, 2010, a family trust of which one of our stockholders is a trustee agreed to lend the Company an aggregate of $1,000,000 at an annual interest rate of 12% per annum interest payable monthly. The principal and any unpaid accrued interest are scheduled to be repaid on September 8, 2011 which has been extended to December 8, 2012.  At any time prior to that date, at the option of the lender the loan is convertible into common stock at $0.40 per share.  Upon conversion, the lender will also receive warrants to purchase 7,500,000 shares of common stock, as follows: a three year warrant to purchase 2,500,000 shares of common stock at $0.40 per share; a four year warrant to purchase 2,500,000 shares at $0.65 per share; and a five year warrant to purchase 2,500,000 shares of common stock at $0.75 per share.

On December 8, 2011 the trust agreed to lend the company an additional $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012 which has been extended to December 8 2012.. At any time prior to the repayment date, at the option of the lender, the additional $250,000 in loan principal is convertible into 625,000 shares of common stock at $0.40 per share. In connection with this transaction the company issued 250,000 shares of common stock to the lender, extended his Nevada distributorship rights to include the entire State of Nevada, and issued warrants to purchase 625,000 shares of common stock at $0.40 per share, exercisable until December 2014, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until December 2015, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until December 2016.

On May 2, 2012 a family trust of which a shareholder is a trustee agreed to lend the Company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012 which has been extended to December 8, 2012, together with outstanding loans in the principal amount of $1,250,000 previously advanced by the trust. Interest over the entire amount is payable in $15,000 monthly increments, except that the first payment in the amount of $12,500 is due on May 8, 2012.  At any time, at the option of the lender, the entire loan is convertible into shares of common stock of the Company at $0.40 per share. In connection with the loan, the company has agreed to issue to the trust (i) 250,000 shares of common stock, and (ii) warrants to purchase 625,000 shares of common stock at $0.40 per share, exercisable until May 31, 2015, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until May 31, 2016, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until May 31, 2017. In connection with this transaction the lender was also granted the right to set up distributorships in the state of Arizona.

During the third quarter 2012 a family trust of which a shareholder is a trustee agreed to loan the Company a total of $270,000. The proceeds were disbursed in six withdraws over the three month period. Interest is payable at 12% per annum. The loan and accrued interest are due upon demand. Accrued interest as of September 30, 2012 is $6,403.

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

Secured Bridge Notes

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

On February 15, 2012 the Company borrowed $50,000 in exchange for a six month secured bridge note. The note bears interest at the rate of 12% per annum, payable on the maturity date. The maturity date is the earlier of i) the date the Company completes a financing transaction for the offer a share of shares of the company’s common stock in the amount of no less than $2,500,000, or ii) August 15, 2012, which has been extended to December 15, 2012. In addition to the repayment of the principal amount and all accrued interest, the borrower shall issue to the borrower two vehicles: one transport pro two-seat with enclosed cab, and one transport pro four-seat. The obligations and covenants of this note are secured by a first priority lien and security interest in the Company’s assets with the Holder’s interest shared pro rata with the holders of a series of identical notes issued on or around the date hereof.

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

The company offers a product warranty to its customers for defects in materials and workmanship for a period of one year and a pro-rated warranty on the life of the battery system.

Going Concern

Our condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to September 30, 2012 we have incurred a cumulative net loss totaling $8,923,032 and have working capital and stockholder deficits of $3,140,404 and $3,123,667 at September 30, 2012 respectively.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Item 3. Controls and Procedures

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

None

Item 3. Other Information

None.

Item 4. Exhibits

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

Xtreme Green Products Inc. (Registrant)

Date: December 20, 2012	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2012	/s/ Ken Sprenkle
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

Date December 20, 2012	/s/ Sanford Leavitt
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

Date: December 20, 2012	/s/ Ken Sprenkle
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

/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer

Date: December 20, 2012

/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Date: December 20, 2012