Form 10-K
period 2012-12-31
XTREME GREEN PRODUCTS INC.
filed 2014-01-17
CIK 1392477

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52502

XTREME GREEN PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3010 East Alexander Road, #1002

North Las Vegas, NV  89030

 (Address, Including Zip Code of Principal Executive Offices)

(702) 870-0700

 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.0001 PAR VALUE PER SHARE

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

State issuer's revenues for its most recent fiscal year: $661,315

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by   reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2012 representing the last business day of the registrant’s most recently completed second fiscal quarter: N/A.  For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,463,370 as of January 13, 2014.

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

PART I

ITEM 1.  BUSINESS

Chapter 11 Proceedings

On August 22, 2013 (the Petition Date), Xtreme Green Products Inc. (the “Company”) filed a voluntary petition (the “Chapter 11 Case”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Chapter 11 Case is being administered under Case No. BK-S-13-17266-MKN.

No assurance can be given as to the value, if any that may be ascribed to the Company’s various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be.

The Company is currently operating as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtor in possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted additional relief covering, among other things obligations to (i) employees, (ii) insurance providers, (iv) independent contractors, (v) foreign vendors, and (vi) certain vendors deemed critical to our operations.

The Chapter 11 petition triggered defaults on substantially all our debt obligations, however, under section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against our property.

Overview of Business

We are an eco-vehicle company that has developed one of the largest line of revolutionary, green, 100% electric powered specialty vehicles such as Personal Mobility Vehicles (PMVs), All Terrain Vehicles (ATVs), and Utility Terrain Vehicles (UTVs).

Designed with proprietary energy management systems and electric propulsion systems, these products have the power and ability of gas powered engines, but without the particulate pollution or noise pollution. We intend to become the new wave and standard in environmentally conscious green 100% electric specialty vehicles.

Our factory occupies a 50,000 sq. ft. facility in North Las Vegas.  At this facility, we have begun manufacturing and assembling all the products so they will be “Made in the USA” items.  Additionally, to date, the Company has hired 13+ new employees at this location to accomplish its manufacturing goals.

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

Products

Police Mobility Vehicle (PMV-A09) – The Sentinel

The Xtreme Green Police Mobility Vehicle (PMV) is designed to replace the bicycle and foot patrol with state of the art, efficient urban neighborhood and downtown patrol. The three wheel design and the size of the vehicle (approximately 58” long and 32” wide) will allow officers to patrol on sidewalks safely as well as go through open doorways and up 6” curbs when in pursuit or rushing to a crime scene. The electric propulsion system and energy management will allow an officer to patrol as much as 80 miles without an electric charge at a cost of approximately one half cent per mile.  With the internal charger, the PMV can be recharged with any 110 volt outlet.  The PMV is designed with sufficient storage units to allow an officer to carry the emergency supplies hard to carry on a bicycle or on foot.  Our target market for this vehicle, named the Sentinel, includes police departments, colleges and universities, the federal and state governments and private security companies. The Company has already shipped Sentinels throughout the United States including but not limited to Denver, Dallas, Georgia, California as well as Mexico, El Salvador and Puerto Rico.

ATV Pro (All TerrainVehicle)

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

The main features of the Transport Pro are:

•

11 feet long, wheelbase of 74.8 in.  Ground clearance of 10.75 inches. It is also available in long bed utility truck and 5 seat versions that are 13.5 feet long.

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

•

4 wheel disc brakes plus disc parking brake

•

Built-in battery charger – 110/220 volt

•

5 KW 72 Volt Electric Brushless Motor standard, also available in 5.5 KW 96 volts, 6.5 KW 96 volt versions Standard speeds up to 25 MPH but can be adjusted higher or lower subject to requirement or as off road vehicle. It may be registered as a Low Speed Electric Vehicle (LSEV)

•

Complete police lighting, PA system and siren package available

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

The increase in homeland security spending since 9/11 has been substantial.  We intend to capture a substantial portion of three wheel Police Mobility Vehicle market including police departments, universities and most major security companies.

Adding to the substantial market for security in the post-9/11 world, increasing awareness of global warming is creating a rapidly growing market for clean technologies. As a zero-gas emissions electric vehicle, we believe that our vehicles are positioned to take advantage of this trend.

The market for the Police Mobility Vehicle consists of police departments, federal agencies, security firms, school districts and large manufacturing and warehousing facilities. All of these categories are international in nature and the Company has shipped to a number of overseas nations.

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

Competition

With respect to our PMV, we compete primarily with two major manufacturers.  The first is the Segway Personal Transporter. This product is two wheeled and works off of a gyroscope system. The price for this unit is less than Xtreme’s PMV but it lacks some of the features of our PMV, including:

•	Lower speed (12-15 MPH)

•	Fatiguing when used for lengths of time

•	Little room for accessories and emergency equipment

•	No protection for rider

•	Does not include internal charger

•	History of breakdowns

The second competitor is T3 Motion. T3 has created and marketed a similar three wheel vehicle to what the Company is now producing. The pricing on T3 is about the same as the PMV. When looking at both vehicles, at first there are some similarities but the PMV actually is much different and addresses a number of design features missing in the T3. They include:

•	PMV has a lower center of gravity for more stability than the T3

•	PMV includes suspension and anti-fatigue mats, not on the T3

•	PMV has a hub motor and will go 29 MPH, police version of the T3 has a chain drive and goes 25 MPH

•	PMV includes an internal charger, T3 requires a second battery pack to get through the day

•	PMV has an auto braking system when the rider leaves

•	PMV easily clears 8” curb, T3 not built to go over curbs

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

Marketing Strategy

We believe that we have a major competitive advantage over most players in the electric vehicle market due to the comprehensive Energy Management System XGP spent over three years perfecting. This system not only has the ability to handle large current loads but manages the Lithium battery cells, including shutting off the vehicle when the cells become damaged or if they overheat. This allows the vehicles to be safely charged and discharged for 2-3 thousand charges. The System is run by a Master Battery Management Unit that coordinates all information specific to an individual electric motor, motor controller, battery cells and charger, programmed for each type of vehicle and use.

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

Tradeshows:

XGP attends trade police and security meetings and tradeshows throughout the United States to increase awareness of its product to prospective customers and to simultaneously establish industry connections and contacts.

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

Website:

The Company presently has a website www.xgpinc.com.  XGP also has an active blog, and Twitter and Facebook accounts.  Part of the public relations plan is to make full use of the internet communication and advertising opportunities.

Chapter 11 Reorganization Risks

We filed for reorganization under Chapter 11 of the Bankruptcy Code on August 22, 2013 and are subject to the risks and uncertainties associated with our Chapter 11 Case. Risks and uncertainties associated with our Chapter 11 Case include the following:

•

Our creditors or other third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;

•

The Bankruptcy Court may not agree with our objections to positions taken by other parities;

•

We may not be able to successfully develop, prosecute, confirm and consummate a Chapter 11 plan of reorganization or may be delayed in doing so;

•

We may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers.

•

We may not be able to continue to invest in our products and services, which could hurt our competitiveness;

•

Our access to capital to fund ongoing business operations or emergence costs may be limited;

These risks and uncertainties could affect our business and operations in various ways. For example, negative events, the positions we take in court, or publicity associated with our Chapter 11 Case could adversely affect our sales of vehicles and our relationship with our customers, as well as with vendors, which in turn could adversely affect our business, financial condition and results of operations, particularly if our Chapter 11 Case is protracted. Because of the risks and uncertainties associated with our Chapter 11 Case, the ultimate impact on our business, financial condition and results of operations of events that occur during these proceedings cannot be accurately predicted or quantified. If any one or more of these risks materializes, particularly if our Chapter 11 Case is protracted, it could affect our ability to continue as a going concern.

Our ability to emerge from our Chapter 11 Case and thereafter operate profitably will depend on increasing our revenue, lowering our costs, reducing our liabilities and obtaining sufficient financing or other capital to operate successfully.

During the course of our Chapter 11 Case, our financial results may be volatile as a result of asset impairments, asset dispositions, and bankruptcy professional fees. Upon emergence from our Chapter 11 Case, the amounts reported in our subsequent financial statements are likely to materially change relative to historical financial statements. For example, upon our emergence from our Chapter 11 Case, we expect to apply fresh start accounting. As a result, the book values of our long-lived assets and the related depreciation and amortization schedules, among other things, are expected to change.

Regulations

General

XGP’s operations are subject to extensive federal, state, provincial, territorial, local and international environmental and safety laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non hazardous substances and materials into the environment and employee health and safety. Permits are required for certain of XGP’s operations, which are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their laws and regulations, and violations may result in enforcement actions such as convictions, the payment of fines or the issuing of injunctions, or some combination of the foregoing. XGP has obtained compliance certificates issued by the Department of Transportation, National Highway Transportation Safety Administration and believes that it is the first company to receive an EPA certification for an electric vehicle.  Additionally, Xtreme is applying for its EU certification that is required to ship the vehicles into Europe.  The Company expects to obtain certification by the first quarter of 2014.

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

Employees

We have 13 employees, including three executive officers.  None of our employees is represented by a labor union, and XGP considers its employee relations to be excellent.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal offices are located at 3010 East Alexander Road, Unit 1002, North Las Vegas, Nevada and consist of a 49,920 square foot warehouse that is leased at $13,478 per month. The lease expires in

January 31, 2018.

 ITEM 3.  LEGAL PROCEEDINGS

As previously discussed, on August 22, 2013, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter Case is being administered under Case No. BK-S-13-17266-MKN.

From time to time, the Company may be named in claims arising in the ordinary course of business.  Currently, all legal proceedings or claims are stayed by the bankruptcy and are expected to be resolved prior to emerging from bankruptcy.

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

Year Ended December 31, 2011	HIGH	LOW
Third Quarter	$0.55	$0.55
Fourth Quarter	$1.00	$0.40

Year Ended December 31, 2012	HIGH	LOW
First Quarter	$0.45	$0.185
Second Quarter	$0.75	$0.14
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.20	$0.04

On November 15, 2013, the closing price for our common stock on the OTC Bulletin Board was $0.02 per share.

Number of Stockholders

As of January 8, 2014, there were approximately 177 holders of record of our common stock.

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

Overview

Xtreme Green Products Inc. (“XGP”, “we”, “our”, “us”) was incorporated under the laws of the State of Nevada on May 21, 2007. We have developed a line of electric powered products such as personal mobility vehicles, light trucks (UTV) and ATVs. We also intend to develop additional products such as, people movers and golf cars. Our product line will be based on our proprietary “green” energy management system and electric propulsion system. These products will have the power and ability of gas powered engines, but without the particulate pollution or noise pollution.

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

Recent Developments

As previously discussed, on August 22, 2013, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

We have completed all testing and paperwork for the European Union certification and expect certification to be finalized during the first quarter of 2014 at which time we will commence developing the European market.

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Sales for the past two fiscal years ended December 31, 2012 and December 31, 2011 were $661,315 and $1,735,131 respectively. The decrease in 2012 as compared to 2011 is due to the financial inability of the company to purchase the parts needed to fulfill the orders they had on file.

Cost of sales for the year ended December 31, 2012 and 2011 was $991,660 and $1,243,915 which resulted in a loss of $330,345 in 2012 and a gross profit of $491,549 or 28.3%. in 2011.  The company’s decrease in gross profit is a result of the diminished sales volume not adequate to absorb fixed manufacturing costs coupled, with increased warranty costs and a onetime write of scrapped inventory of $359,983.

General and administrative expenses were $2,061,844 for the year ended December 31, 2012 compared to $2,271,368 for the year ended December 31, 2011.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance.  The overall decrease in general and administrative expenses is attributable to a reduction in administrative labor, marketing costs, and general overhead expenses.

During the year ended December 31, 2012 we incurred stock based compensation expense of $61,038 compared to $53,800 for the year ended December 31, 2011.  Stock based compensation expense for the year ended December 31, 2012 was charged to operations for the amortization of options issued.  The value ascribed to all shares issued as stock based compensation is $0.50 per share.

Interest expense for the year ended December 31, 2012 and 2011 was $732,071 and $158,693 respectively.  Interest expense consists primarily of amounts due under notes payable to one of our directors, and interest incurred under various short term lines of credit and bridge loans. In addition during 2012 accretion of discounts in relation to convertible debt totaling $352,863 was included in interest expense as well as an additional $100,000 as a result of a loan extension were by 500,000 shares of common stock were issued to the lender at a price of $0.20 per share.

Research and development costs were charged to operations as incurred. The expenses for research & development were $125,405 for the year ended December 31, 2012 compared to $224,667 for the year ended December 31, 2011. The overall decrease in research and development is attributable to our Company’s cost cutting measures taken during the past twelve months and our inability to obtain additional capital.

Net Loss for the year ended December 31, 2012 was $3,249,665 or $0.07 per share compared to a net loss of $2,163,512 or $0.05 per share for the comparable period prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through December 31, 2012, we have incurred a cumulative net loss of

$9,956,226.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At December 31, 2012 we had cash of $0, a net working capital deficit of $4,308,286 and we owed our stockholders an aggregate of $2,186,333. These stockholders are also officers and directors of our Company.  Of the total due to stockholders, $686,333 plus accrued interest is due upon demand and $1,500,000 is due December 29, 2012 bearing interest at 12% with an option to convert into common stock at $0.40 per share.

There were no sales of restricted common stock during the year ended December 31, 2012.

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

On May 2, 2012 a family trust of which a shareholder is a trustee agreed to lend the Company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012, which has been extended to December 8, 2012 together with outstanding loans in the principal amount of $1,250,000 previously advanced by the trust. Interest over the entire amount is payable in $15,000 monthly increments. At any time, at the option of the lender, the entire loan is convertible into shares of common stock of the Company at $0.40 per share. In the connection with the loan, the company has agreed to issue to the trust (i) 250,000 shares of common stock, and (ii) warrants to purchase 625,000 shares of common stock at $0.40 per share, exercisable until May 31, 2015, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until May 31, 2016, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until May 31, 2017. In connection with this transaction the lender was also granted the right to set up distributorships in the state of Arizona. As a result of the issuance of 250,000 shares and warrants, the Company allocated the fair market value (“FMV”) to the shares, and warrants, and the debt. In addition, the Company determined that the note included a beneficial conversion feature. Accordingly, the Company recorded a discount of $341,772 which was accreted to interest expense for the 12 months ended December 31, 2012.

During the six month period ended December 31, 2012, a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $339,000. The proceeds were disbursed in eleven installments over the six month period. Interest accrues at a rate of 12% per annum. The loan and accrued interest are due upon demand. Accrued interest as of December 31, 2012 is $13,366.

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

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Case. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, and to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers, labor and others with whom we may conduct or seek to conduct business. We cannot predict the impact, if any, that the Chapter 11 Cases might have on these obligations.

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

The Company has experienced a significant loss from operations as a result of its inability to secure financing necessary to build its inventory and meet demand for its products.  From inception to December 31, 2012, the Company incurred net losses of $9,956,226.  The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria established in   Internal Control—Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2012, we did not maintain effective internal control over financial reporting due to the material weakness described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of January 9, 2014:

Name	Age	Position(s)
Sandy Leavitt	67	Chairman, Chief Executive Officer and Secretary
Neil Roth	61	President, Chief Operating Officer, and Director
Ken Sprenkle	67	Chief Financial Officer
Rik Deitsch	44	Director
Greg K. Hoggatt	53	Director

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth salaries earned by the Company’s Officers during the fiscal year ended December 31, 2012.  In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Summary Compensation Table (1)
Name and principal position	Year (b)	Salary ($)	Total ($)
(a)	(b)	(c)	(j)
Sandy Leavitt, Chief Executive Officer	2012	120,000	120,000
	2011	120,000	120,000

Neil Roth, President	2012	120,000	120,000
	2011	135,385	135,385

Ken Sprenkle, Chief Financial Officer	2012	83,500	83,500
	2011	83,500	83,500

(1)

In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

Name (a)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
Ken Sprenkle Chief Financial Officer	37,500	112,250	$0.50	January 1, 2016
		150,000	$0.50	November 1, 2016

(1)

In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.

Compensation of Directors

No compensation was paid to Directors during the fiscal year ended December 31, 2012.

2008 Incentive Stock Option Plans

Under the Company’s 2008 Incentive Stock Option Plan (the "2008 Incentive Plan"), it is authorized to issue 10,000,000 shares of common stock. The following is a summary of principal features of the 2008 Incentive Plan. The summary, however, does not purport to be a complete description of all the provisions of the 2008 Incentive Plan.

General

The 2008 Incentive Plan was adopted by the Board of Directors on May 22, 2008. The Board of Directors has initially reserved 10,000,000 shares of Common Stock for issuance under the 2008 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the

Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options there under.  The then sole shareholder of the Company subsequently ratified the 2008 Incentive Stock Option Plan.

The 2008 Incentive Plan and the right of participants to make purchases there under are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2008 Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

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

As of December 31, 2012 1,055,000 options had been issued under the 2008 Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended December 31, 2012, all forms required to be filed under Section 16 were filed in a timely manner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 8, 2014 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 48,463,370 shares issued and outstanding as of January 13, 2014.  Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own. Upon completion of the Chapter 11 Case, it is expected that all figures set forth in the table below will change significantly.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock
Sandy Leavitt	20,261,300	41.8
Neil Roth	6,625,600	13.7
Rik Deitsch (3)	2,670,000	5.4
Greg Hoggatt	4,569,400	9.3
Byron Georgiou (4)	28,500,000	38.8
Ken Sprenkle (5)	311,000	*
Richard Plaster	3,125,000	6.5

All Directors and Executive Officers as a Group (five persons (3)(5)):	34,437,300	68.3

 _________________________

*   Less than 1%

(1) The address of all individuals listed below is c/o Xtreme Green Products Inc., 3010 E. Alexander Rd. Suite 1002, North Las Vegas, NV  89030.

(2) The number of shares indicated includes (i) shares issuable upon the exercise of outstanding stock options or warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of March 19, 2012.

(3) Includes 150,000 shares issuable upon exercise of options and 1,500,000 shares issuable upon the exercise of warrants.

(4) Consists of (i) 3,000,000 shares, (ii) 18,750,000 shares issuable upon exercise of warrants, (iii) 6,600,000 shares issuable upon conversion of convertible debt held by a family trust (the “Trust”) of which Mr. Georgiou is a trustee, and (iv) 150,000 shares issuable upon exercise of options.

(5) Includes 300,000 shares issuable upon exercise of options.

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

On May 2, 2012 a family trust of which a shareholder is a trustee agreed to lend the Company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012, which has been extended to December 8, 2012 together with outstanding loans in the principal amount of $1,250,000 previously advanced by the trust. Interest over the entire amount is payable in $15,000 monthly increments. At any time, at the option of the lender, the entire loan is convertible into shares of common stock of the Company at $0.40 per share. In the connection with the loan, the company has agreed to issue to the trust (i) 250,000 shares of common stock, and (ii) warrants to purchase 625,000 shares of common stock at $0.40 per share, exercisable until May 31, 2015, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until May 31, 2016, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until May 31, 2017. In connection with this transaction the lender was also granted the right to set up distributorships in the state of Arizona. As a result of the issuance of 250,000 shares and warrants, the Company allocated the fair market value (“FMV”) to the shares, and warrants, and the debt. In addition, the Company determined that the note included a beneficial conversion feature. Accordingly, the Company recorded a discount of $341,772 which was accreted to interest expense for the 12 months ended December 31, 2012.

During the six month period ended December 31, 2012 a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $339,000. The proceeds were disbursed in eleven installments over the six month period. Interest accrues at a rate of 12% per annum. The loan and accrued interest are due upon demand. Accrued interest as of December 31, 2012 is $13,366.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2012 and 2011 were $32,750 and $29,250, respectively.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 17, 2014	XTREME GREEN PRODUCTS INC.

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

	Signature	Title	Date

/s/	Sandy Leavitt	Chief Executive Officer and Director	January 17, 2014
(Principal Executive Officer)

/s/	Neil Roth	President, and Director	January 17, 2014
/s/	Ken Sprenkle	Chief Financial Officer	January 17, 2014

/s/	Rik Deitsch	Director	January 17, 2014

/s/	Greg K. Hoggatt	Director	January 17, 2014

XTREME GREEN PRODUCTS INC.

INDEX TO FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xtreme Green Products Inc.

We have audited the accompanying consolidated balance sheets of Xtreme Green Products Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Xtreme Green Products Inc.  as of  December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then end, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

January 17, 2014

XTREME GREEN PRODUCTS INC.

Consolidated Balance Sheets

December 31, 2012 and December 31, 2011

	2012	2011
ASSETS
Current Assets:
Cash	$ -	$ 46,390
Accounts receivable	-	9,255
Related party receivable	13,500	13,500
Inventory	201,743	657,475
Other current assets	45,820	256,264
Total current assets	261,063	982,884
Property and equipment, net	169,261	233,443
Other assets	36,186	36,186
TOTAL ASSETS	$ 466,510	$ 1,252,513

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 834,829	$ 329,985
Accrued expenses- related parties	702,553	323,473
Accrued interest	-	10,774
Accrued interest- related parties	177,655	-
Line of credit	-	150,000
Convertible debt- related party, net of discount	1,839,000	1,017,821
Convertible debt- other, net of discount	65,757	54,666
Customer deposits	312,684	250,000
Current portion of long-term debt	289,538	130,000
Stockholder loans	347,333	103,268
Total current liabilities	4,569,349	2,369,987
Long-term debt, net of current portion	38,545	44,875
Total liabilities	4,607,894	2,414,862

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 48,463,370 and 47,713,370 shares issued and outstanding	4,846	4,771
Additional paid-in capital	5,809,996	5,539,441
Accumulated deficit	(9,956,226)	(6,706,561)

Total stockholders' deficit	(4,141,384)	(1,162,349)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 466,510	$ 1,252,513

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Condensed Statements of Operations

For the Years Ended December 31,

	2012	2011
EXPENSES:

Sales, net	$ 528,265	$ 1,674,205
Sales- affiliates, net	133,050	60,926
Total revenue	661,315	1,735,131

Cost of sales (exclusive of depreciation expense)	991,660	1,243,915

Gross margin	(330,345)	491,216

Costs and expenses:
General and administrative	2,061,844	2,271,368
Research and development	125,405	224,667
Interest expense	732,071	158,693

Total costs and expenses	2,919,320	2,654,728

Net loss before provision for income taxes	$ (3,249,665)	$ (2,163,512)
Provision for income taxes	-	-
Net loss	$ (3,249,665)	$ (2,163,512)

Per share information - basic and diluted:

Loss per common share	$ (0.07)	$ (0.05)

Weighted average common shares outstanding	47,880,493	46,621,995

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2010 and 2011

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance- December 31, 2010	44,966,370	$ 4,496	$ 4,172,234	$ (4,543,049)	$ (366.319)
Issuance of common stock for cash	2,438,000	244	1,031,256	-	1,031,500
Issuance of common stock for inventory	20,000	2	9,998	-	84,750
Cancellation of common stock previously issued	(36,000)	(4)	4	-	250,000
Fair value of options issued	-	-	53,800	-	287,695
Discount on convertible debt- related party	250,000	25	249,975
Discount on convertible debt- other	75,000	8	22,174
Net Loss	-	-	-	(2,163,512)	(2,163,512)

Balance- December 31, 2011	47,713,370	4,771	5,539,441	(46,706,561)	(1,162,349)
Discount on convertible debt- related party	250,000	25	109,567	-	109,592
Issuance of stock for note extension	500,000	50	99,950	-	100,000
Fair value of options issued	-	-	61,038	-	61,038
Net Loss	-	-	-	(3,249,665)	(3,249,665)

Balance- December 31, 2012	48,463,370	$ 4,846	$ 5,809,996	$ (9,956,226)	$ (4,141,384)

See the accompany notes to the financial statements

XTREME GREEN PRODUCTS INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net loss	$ (3,249,665)	$ (2,163,512)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61,038	53,800
Depreciation	61,036	49,743
Accretion of discount on convertible debts	352,863	-
Stock issued for note extension	100,000	19,669
(Gain) loss on the disposition of property and equipment	3,146	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	9,255	39,799
Increase in related party receivable	-	13,500
Increase in inventory	455,732	(24,421)
(Increase) decrease in other current assets	210,444	(191,857)
Increase in accounts payable and accrued expenses	504,844	157,037
Increase (decrease) in accrued expenses- related party	379,080	143,478
Decreases in accrued Interest	(10,774)	-
Increase in accrued interest- related party	177,655	-
Increase (decrease) in customer deposits	62,684	250,000
Net cash used in operating activities	(882,662)	(1,169,764)
Cash flows from investing activities
Disposal of equipment	-	(25,338)

Cash flows from financing activities:
Common stock issued for cash	-	1,031,500
Proceeds from convertible debt- related party	589,000	250,000
Proceeds from convertible debt-other	-	75,000
Proceeds from long-term debt	50,000	100,000
Repayment of long-term debt	(46,793)	(31,864)
Stockholders loans, net	244,065	(16,212)
Net cash provided by financing activities	836,272	1,408,424
Net increase in cash	(46,390)	(296,678)
Cash- Beginning of Period	46,390	343,068
Cash- End of Period	$ 0	$ 46,390
Supplemental Cash Flow Information:
Cash paid for interest	$ 112,777	$ 130,249
Cash paid for income taxes	-	-

Non Cash Investing and Financing Activities:
Stock issued for inventory	$ -	$ 10,000
Discount on convertible debt-related party	$ 109,952	$ 250,000
Discount on convertible debt-other	$ -	$ 22,182
Acquisition of property and equipment with long term	$ -	$ 88,543

See the accompanying notes to the consolidated financial statements.

Xtreme Green Products Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1. Organization and Significant Accounting Policies.

Xtreme Products Inc. (the Company) was incorporated under the laws of the State of Nevada on May 21, 2007.  The Company is an eco-vehicle company that has developed the largest line of revolutionary, green, 100% electric powered specialty vehicles.

The financial statements presented herein include the accounts of the Company and its wholly owned subsidiary Xtreme Products, Inc.  All intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable and Major Customers

Accounts receivable are due primarily from companies located throughout the United States. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts are not significant. During 2012, two customers accounted for 47% of revenues. During 2011, one customer accounted for 55% of revenue. Also during 2012 and 2011, a customer accounting for 21% and 3.5% of revenue, respectively is a shareholder and affiliate and the holder of the $1,839,000 convertible debt (see notes 6 and 8).

In August 2011, the Company entered into an agreement with a factor enabling the Company to finance its receivables for up to $300,000. The agreement was in effect for a twelve month period and was terminated in August 2012.

As of December 31, 2012, there were no advances against the receivables.

Shipping costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Inventory

Inventory is stated at the lower of cost or market.  Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory.  Inventory consists of raw materials as well as finished goods held for sale.  The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. Inventory consists primarily of finished goods and parts. During the twelve months ended December 31, 2012 the Company reduced the value of inventory as follows:

Discontinuance of Xrider and Scooter Product Line

$ 85,145

Scrap defective batteries

$ 92,501

Scrap electrical old parts in place of newly engineered parts

$182,337

$359,983

The $359,983 write-off of inventory was recorded against Cost of Goods Sold.

Intangible Assets and Long Lived Assets

The Company annually reviews long-lived assets and certain identifiable intangibles for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  No such impairment losses have been identified for the years ended December 31, 2012 and 2011.

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

For the year ended December 31, 2012, the 12,750,000 outstanding warrants and 1,055,000 outstanding options were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive. For the year ended December 31, 2011, the 10,875,000 outstanding warrants and 1,130,000 outstanding options were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

Recent Pronouncements

There were ho recently issued FASB pronouncements that would have material effect on the accompanying consolidated financial statements.

Note 2. Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We filed for reorganization under Chapter 11 of the Bankruptcy Code on August 22, 2013 and are subject to the risks and uncertainties associated with our Chapter 11 Case. Risks and uncertainties associated with our Chapter 11 Case include the following:

•

Our creditors or other third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;

•

The Bankruptcy Court may not agree with our objections to positions taken by other parities;

•

We may not be able to successfully develop, prosecute, confirm and consummate a Chapter 11 plan of reorganization or may be delayed in doing so;

•

We may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers.

•

We may not be able to continue to invest in our products and services, which could hurt our competitiveness;

•

Our access to capital to fund ongoing business operations or emergence costs may be limited;

These risks and uncertainties could affect our business and operations in various ways. For example, negative events, the positions we take in court, or publicity associated with our Chapter 11 Case could adversely affect our sales of vehicles and our relationship with our customers, as well as with vendors, which in turn could adversely affect our business, financial condition and results of operations, particularly if our Chapter 11 Case is protracted. Because of the risks and uncertainties associated with our Chapter 11 Case, the ultimate impact on our business, financial condition and results of operations of events that occur during these proceedings cannot be accurately predicted or quantified. If any one or more of these risks materializes particularly if our Chapter 11 Case is protracted, it could affect our ability to continue as a going concern.

Our ability to emerge from our Chapter 11 Case and thereafter operate profitably will depend on increasing our revenue, lowering our costs, reducing our liabilities and obtaining sufficient financing or other capital to operate successfully.

During the course of our Chapter 11 Case, our financial results may be volatile as asset impairments, asset dispositions, and bankruptcy professional fees. Upon emergence from our Chapter 11 Case, the amounts reported in our subsequent financial statements are likely to materially change relative to historical financial statements. For example, upon our emergence from our Chapter 11 Case, we expect to apply fresh start accounting. As a result, the book values of our long-lived assets and the related depreciation and amortization schedules, among other things, are expected to change.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2012, aggregating $9,956,226 and has working capital and stockholder deficits of $4,308,286and $4,141,384at December 31, 2012. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

Note 3.  Other Current Assets

Other current assets consist of the following as of December 31, 2012 and 2011:

	2012	2011
Advanced commissions	$ 0	$ 150,820
Prepaid inventory	2,072	27,212
Prepaid insurance	13,748	20,530
Vendor credit	0	31,426
Other deposits	30,000	26,276
	$ 45,820	$ 256,264

Advanced commissions – The Company advances commissions to certain salesmen as they begin to open new areas. The commissions will offset future sales and accordingly, be expensed as the sales are incurred.

Note 4.  Property and Equipment

Property and equipment consists of the following as of December 31, 2012 and 2011:

	2012	2011
Manufacturing equipment	$ 113,090	$ 113,090
Other equipment	19,867	19,867
Leasehold improvements	8,767	8,767
Automotive equipment	157,909	164,078
	299,633	305,802
Accumulated depreciation	(130,372)	(72,359)
	$ 169,261	$ 233,443

Depreciation charged to operations was $61,036 and $49,743 for the years ended December 31, 2012 and 2011, respectively.

Note 5. Customer Deposits

As of December 31, 2012, customer deposits totaling $312,684 represented a $250,000 advance from a major third party distributor for the purchase of inventory and $62,684 representing customer deposits on sales orders.

Note 6. Line of Credit, Convertible Debt, and Long-Term Debt

Line of Credit

On April 21, 2012 the Company’s secured line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum maturing April 21, 2016. The line is secured by certain assets of a related party. The balance of the loan at December 31, 2012 was $130,413

Convertible Debt – Related Party

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

On December 8, 2011, the same Trust agreed to lend the Company an additional $250,000 at an annual interest rate of 12%. The loan is scheduled to be repaid on September 8, 2012. The Company also issued 250,000 shares of common stock to the lender. At any time prior to September 8, 2012, at the option of the lender, the loan is convertible into common stock at $0.40 per share. Additionally, the lender has received warrants to purchase 625,000 shares of common stock, exercisable until December 31, 2014, warrants to purchase 625,000 shares at $0.65 per share exercisable until December 31, 2015, and warrants for 625,000 shares at $0.75 per share exercisable until December 31, 2016. As a result of the issuance of 250,000 shares and warrants, the Company allocated the fair market value (“FMV”) to the shares, and warrants, and the debt. In addition, the company determined that the note included a beneficial conversion feature. Accordingly, the Company recorded a discount of $250,000, of which $17,821 was accreted to interest expense for the year ended December 31, 2011.

On February 13, 2012 the Company entered into an agreement with a Director to borrow $250,000. The loan accrues interest 12% per annum and is payable August 13, 2012, which has been extended to December 13, 2012. At the lender’s option, if payment is not made by the maturity date the loan may be converted into shares of common stock at a price of $0.20 per share.

On May 2, 2012 a family trust of which a shareholder is a trustee agreed to lend the Company $250,000 at an interest rate of 12% per annum, which loan is scheduled to be repaid on September 8, 2012, which has been extended to December 8, 2012 together with outstanding loans in the principal amount of $1,250,000 previously advanced by the trust. Interest over the entire amount is payable in $15,000 monthly increments. At any time, at the option of the lender, the entire loan is convertible into shares of common stock of the Company at $0.40 per share. In the connection with the loan, the company has agreed to issue to the trust (i) 250,000 shares of common stock, and (ii) warrants to purchase 625,000 shares of common stock at $0.40 per share, exercisable until May 31, 2015, warrants to purchase 625,000 shares of common stock at $0.65 per share exercisable until May 31, 2016, and warrants to purchase 625,000 shares of common stock at $0.75 per share exercisable until May 31, 2017. In connection with this transaction the lender was also granted the right to set up distributorships in the state of Arizona. As a result of the issuance of 250,000 shares and warrants, the Company allocated the fair market value (“FMV”) to the shares, and warrants, and the debt. In addition, the Company determined that the note included a beneficial conversion feature. Accordingly, the Company recorded a discount of $341,772 which was accreted to interest expense for the 12 months ended December 31, 2012.

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

Other long-term debt

During 2011 the Company financed two vehicles. The original debt was $90,321, interest a zero percent, and due in 36 monthly payments of $2,509. The balance due at December 31, 2012, was $47,669 due as follows: 2013: $30,108– 2014: $17,561.

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

On February 15, 2012 the Company borrowed $50,000 in exchange for a six month secured bridge note. The note bears interest at the rate of 12% per annum, payable on maturity date. The maturity date is the earlier of (i) the date the Company completes a financing transaction for the offer a sale of shares of the Company’s common stock in the amount of no less than $2,500,000, or (ii) August 15, 2012. The maturity date has been extended to December 15, 2012.

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

The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2008 Incentive Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less than 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

During September 2009, the Company granted options to employees and consultants to purchase 505,000 shares of common stock, at a price of $0.50 per share, which was the fair value of the underlying common shares at the grant date based on sales of common shares for cash.  The options expire in September 2014. These options vest over the stated term. During the 12 month period ended December 31, 2012, 75,000 option shares were forfeited due to employee terminations.

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

The total fair value of the options is $292,262 and the cost recognized for the years ended December 31, 2012 and 2011 was $61,038 and $53,800, respectively, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

Expected volatility	40 - 100%
Expected dividends	0%
Expected term (in years)	3.4 to 10.0
Risk-free rate	0.38% to 2.33

A summary of option activity under the Plan during the years ended December 31, 2012 and 2011 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	805,000	$ 0.50	5.9	$ 0.00
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	805,000	$ 0.50	4.9	$ 0.00
Granted	325,000	$ 0.50	4.4	$ 0.00
Expired	-	-	-	-
Outstanding at December 31, 2011	1,130,000	$ 0.50	5.2	$ 0.00
Granted	-	-	-	-
Forfeited	75,000	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	1,055,000	$ 0.50	4.5	$ 0.00

The following table summarizes information about fixed price stock options at December 31, 2012:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable		Exercise Price
$0.50	$1,055,000	$5.2	$0.50	365,750	0	$0.50

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

The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011, was approximately $0 and $0, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately $0 and $0 for the years ended December 31, 2012 and 2011, respectively.

Note 8. Related Party Transactions

Stockholder Loans

 Stockholder loans outstanding at December 31, 2011 were $103,268. During the year December 31, 2012 an additional $250,000 was borrowed bearing interest at 12% and $5,935 was repaid leaving a balance of $347,333. The loans are due on demand and bear interest at 12% and 4%.

During the six month period ended December 31, 2012 a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $339,000. The proceeds were disbursed in eleven installments over the six month period. Interest accrues at a rate of 12% per annum. The loan and accrued interest are due upon demand. Accrued interest as of December 31, 2012 is $13,366.

Revenue

During the years ended December 31, 2012 and 2011, the company made sales to a distributor owned by a shareholder of the Company totaling $133,050 and $60,926, respectively.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2012 and 2011. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate

       34%

Effect of operating losses

(34)%

    0.00%

As of December 31, 2012, the Company has a net operating loss carry forward of approximately $6.3 million. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2030. The deferred tax asset of approximately $1.6 million relating to the operating loss carry forward has been fully reserved at December 31, 2011. The increase in the valuation allowance related to the deferred tax asset was approximately $700,000 during 2011. The principal difference between the accumulated deficit for income tax purposes and the accumulated deficit for financial reporting purposes results from stock compensation, the impairment of the costs related to the acquisition of Belarus and the accrual of unpaid officer salaries.

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

Note 10. Commitments

During March 2010, the Company entered into a lease for office and warehouse space for a five year period. The lease calls for rental payments as follows:

2013	$ 137,460
2014	141,576
2014	108,558
$ 387,594

Rent expense was $202,997 and $183,117 for the years ended December 31, 2012 and 2011, respectively, and includes other related charges such as common area maintenance fees. In addition, it includes rental charges in China for space used on an as-needed basis.

Note 11. Subsequent Events

Chapter 11 Proceedings

On August 22, 2013 (the Petition Date), Xtreme Green Products Inc. (the “Company”) filed a voluntary petition (the “Chapter 11 Case”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Chapter 11 Case is being administered under Case No. BK-S-13-17266-MKN.

No assurance can be given as to the value, if any that may be ascribed to the Company’s various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be.

The Company is currently operating as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtor in possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted additional relief covering, among other things obligations to (i) employees, (ii) insurance providers, (iv) independent contractors, (v) foreign vendors, and (vi) certain vendors deemed critical to our operations.

The Chapter 11 petition triggered defaults on substantially all our debt obligations. However, under section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against our property.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 12, 2008 (1)
2.2	Articles of Merger(2)
2.3	Articles of Merger (Name Change) (2)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Form of common stock certificate (3)

10.1	2008 Incentive Stock Option Plan (5)

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350

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