Form 10-Q
period 2013-03-31
XTREME GREEN PRODUCTS INC.
filed 2014-01-27
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of issuer’s common stock, $0.0001 par value as of January 23, 2014:  48,463,370

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

XTREME GREEN PRODUCTS INC.

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(Unaudited)

	2013	2012
ASSETS
Current assets:
Cash	$ -	$ -
Related party receivable	13,500	13,500
Inventory	196,838	201,743
Other current assets	37,072	45,820
Total current assets	247,410	261,063

Property and equipment, net	154,279	169,261

Other assets	36,186	36,186
TOTAL ASSETS	$ 437,875	$ 466,510

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	967,651	834,829
Accrued expenses - related parties	630,764	702,553
Accrued interest - related parties	247,217	177,655
Customer deposits	294,685	312,684
Convertible debt - related party, net of discount	1,863,500	1,839,000
Convertible debt - other, net of discount	68,530	65,757
Current portion of long-term debt	311,225	289,538
Stockholder loans	357,330	347,333
Total current liabilities	4,740,902	4,569,349

Extended warranty reserve	2,500	-
Long-term debt, net of current portion	6,225	38,545
Total liabilities	4,749,627	4,607,894

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 48,463,370 and 48,463,370 shares issued and outstanding	4,846	4,846
Additional paid-in capital	5,825,472	5,809,996
Accumulated deficit	(10,142,070)	(9,956,226)

Total stockholders' deficit	(4,311,752)	(4,141,384)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 437,875	$ 466,510
See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Sales, net	$ 31,709	$ 224,185
Sale- affiliate, net	-	41,350
Total revenue	31,709	265,535

Cost of sales (exclusive of depreciation expense)	5,167	241,853
Gross margin	26,542	23,682

Costs and expenses:
General and administrative	138,703	515,861
Research and development	-	3,000
Interest expense	73,683	140,074

Total costs and expenses	212,386	658,935
Net loss before provision for income taxes	(185,844)	(635,253)

Provision for income taxes	-	-
Net loss	$ (185,844)	$ (635,253)

Per share information- basic and diluted:
Loss per common share	$ (0.00)	$ (0.01)
Weighted average common shares outstanding	48,463,370	47,330,053

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$ (185,844)	$ (635,253)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	15,476	16,342
Depreciation	14,982	15,790
Accretion of discount on convertible debts	2,773	96,064
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(7,723)
(Increase) decrease in inventory	4,905	(1,445)
(Increase) decrease in other current assets	8,748	(169,332)
Increase in accounts payable and accrued expenses	131,489	249,681
Increase (decrease) in accrued expenses - related party	(894)	73,959
Increase (decrease) in customer deposits	(17,999)	30,619
Increase in extended warranty reserve	2,500	-

Net cash used in operating activities	(23,864)	(331,298)

Cash flows from financing activities:
Proceeds from long-term debt	24,500	50,000
Repayment of long-term debt	(10,633)	(5,018)
Stockholders loans, net	9,997	240,129

Net cash provided by financing activities	23,864	285,111

Net decrease in cash	-	(46,187)
Cash - beginning of period	-	46,390
Cash - end of period	$ -	$ 203

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ 40,499
Cash paid for income taxes	$ -	$ -

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of and for the year ended December 31, 2012, on Form 10-K, including notes thereto.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through March 31, 2013, aggregating $10,142,070 and has working capital and stockholder deficits of $4,493,492 and $4,311,752 at March 31, 2013.

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

(4)

Inventory

Inventory consisted of finished units used as marketing demos and  parts.

(5)      Other Current Assets

Other current assets consisted of $35,000 in prepaid expenses and $2,072 for deposits on purchases.

(6)        Stock Holder Loans

At March 31, 2013, a balance of $357,330 was outstanding from loans made from three shareholders for working capital purposes. The loans are due on demand and bear interest ranging from 4% and 12%.

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

During the nine month period ended March 31, 2013, a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $363,500. The proceeds were disbursed in twelve installments over the nine month period. Interest accrues at a rate of 12% per annum. The loan and accrued interest are due upon demand. Accrued interest as of March 31, 2013 is $23,873.

Convertible Debentures

During the fourth quarter 2011, the Company borrowed $75,000 through the issuance of  24 month convertible debentures. The Debentures bear interest at 12% per annum which is payable in arrears on the first anniversary of the issuance of the Notes and on the Maturity Date.  On the maturity date, unless an event of default shall have occurred, the Company shall pay to Holder the entire principal amount plus accrued and unpaid interest in cash or at the option of the Holder, in whole or in part, in shares of common stock of the Company at $0.70 per share. The Holder, at any time after the date of issuance, may convert all or any part of all amounts due into shares of Company’s Common Stock at the conversion price of $0.70 per share. The Company may prepay the debenture plus accrued interest at any time before maturity.

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

(7)

Line of Credit

On April 21, 2012 the Company’s line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum, maturing April 21, 2016. The line is secured by certain assets of a related party. The balance of the loan at March 31, 2013 was $124,703.

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

The total fair value of the options is $292,262 and the cost recognized for the three month period ended March 31, 2013 and 2012 was $16,342 and $10,578, respectively, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used:

Expected volatility	40-60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended March 31, 2013, is presented below

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value

Outstanding at December 31, 2012	1,055,000	$ 0.50	5.2	$ 0.00
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2013	1,055,000	$ 0.50	4.2	$ 0.00

The following table summarizes information about fixed price stock options at March 31, 2013:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
0.50	1,055,000	3.4	0.50		0.50

(9)          Concentrations

During the period ended March 31, 2013 the Company derived 100% of its revenue from two customers.

(10)       Subsequent Events

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

Recent Developments

On August 22, 2013 (the Petition Date), we filed a voluntary petition (the “Chapter 11 Case”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Chapter 11 Case is being administered under Case No. BK-S-13-17266-MKN.

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

Results of Operations

Comparison of three months ended March 31, 2013 to the three months ended March 31, 2012

Sales for the three months ended March 31, 2013 were $31,709 compared to $265,535 for the three months ended March 31, 2012. The reduction in sales results from our lack of cash and the ensuing inability to purchase manufacturing inventory to fill customer orders.

Cost of sales for the three months ended March 31, 2013 was $5,167 which resulted in a gross profit of $26,542 compared to cost of sales of $241,853 and a gross profit of $23,682 for the comparable prior year period. The increase in the gross margin resulted from an inventory adjustment of $11,600.

General and administrative expenses were $138,703 for the three months ended March 31, 2013 compared to $515,861 for the three months ended March 31, 2012.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. We had 2 full-time employees who were both executive officers during the three months ended March 31, 2013, compared to 25full-time employees during the comparable period in 2012.

Interest expense for three months ended March 31, 2013 was $73,683 compared to interest of $140,074 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, and accretion of discounts in relation to convertible debt totaling $2,773 and $96,064.for the comparable prior year period.

Our net loss for the three months ended March 31, 2013 was $185,844 or $0.004 per share compared to a net loss of $635,253 or $0.01 per share for the comparable prior year period.

 Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through March 31, 2013, we have incurred a cumulative net loss of $10,142,070.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At March 31, 2013, we had cash of $0, net working capital deficit of $4,493,492 and we owed our stockholders an aggregate of $2,220,830.  All of these stockholders are officers and/or directors of our Company.   Of the total due to stockholders, $1,863,500 was due September 8, 2012, bearing interest at 12% per annum with an option to convert into common stock at $0.40 per share. In addition $357,330 is due on demand to stockholders of our Company and bear interest ranging from 4.0% & 12%.

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

During the six month period ended December 31, 2012, a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $339,000. The proceeds were disbursed in eleven installments over the six month period. Interest accrues at a rate of 12% per annum. The loan and accrued interest are due upon demand. Accrued interest as of March 31, 2013 is $23,873.

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

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Case. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, and to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers, labor and others with whom we may conduct or seek to conduct business. We cannot predict the impact, if any, that the Chapter 11 Case might have on these obligations.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to March 31, 2013 we have incurred a cumulative net loss totaling $10,142,070 and have working capital and stockholder deficits of $4,493,492 and $4,311,752 at March 31, 2013.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Xtreme Green Products Inc. (Registrant)

Date: January 27, 2014	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: January 27, 2014	/s/ Ken Sprenkle
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

Date: January 27, 2014	/s/ Sanford Leavitt
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

Date: January 27, 2014	/s/ Ken Sprenkle
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

/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer

Date: January 27, 2014

/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer

Date: Date: January 27, 2014