Form 10-Q
period 2013-06-30
XTREME GREEN PRODUCTS INC.
filed 2014-02-07
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52502

XTREME GREEN PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3010 East Alexander Rd, Las Vegas, NV	89030
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 870-0700

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of issuer’s common stock, $0.001 par value as of January 28, 2014:  48,463,370

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

XTREME GREEN PRODUCTS INC.

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(Unaudited)

	2013	2012
ASSETS
Current assets:
Cash	$ 990	$ -
Related party receivable	13,500	13,500
Inventory	196,839	201,743
Other current assets	32,072	45,820
Total current assets	243,401	261,063

Property and equipment, net	76,144	169,261

Other assets	36,186	36,186
TOTAL ASSETS	$ 355,731	$ 466,510

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	962,999	834,829
Accrued expenses - related parties	630,763	702,553
Accrued interest - related parties	321,640	177,655
Customer deposits	294,685	312,684
Convertible debt - related party, net of discount	1,863,500	1,839,000
Convertible debt - other, net of discounts	71,303	65,757
Current portion of long-term debt	260,182	289,538
Stockholder loans	354,815	347,333
Total current liabilities	4,759,887	4,569,349

Extended warranty reserve	2,500	-
Long-term debt, net of current portion	-	38,545
Total liabilities	4,762,387	4,607,894

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 48,463,370 and 48,463,370 shares issued and outstanding	4,846	4,846
Additional paid-in capital	5,840,948	5,809,996
Accumulated deficit	(10,252,450)	(9,956,226)

Total stockholders' deficit	(4,406,656)	(4,141,384)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 355,731	$ 466,510
See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012
Sales, net	$ -	$ 223,381	$ 31,709	$ 488,916
Cost of sales	-	246,374	5,167	488,227
Gross margin	-	(22,993)	26,542	689

Costs and expenses:
General and administrative	37,680	426,778	176,383	930,123
Research and development	-	33,007	-	36,007
Sales and Marketing	1,500	52,924	1,500	65,440
Gain from equipment sales	(9,379)	-	(9,379)	-
Interest expense	80,579	327,602	154,262	467,675

Total costs and expenses	110,380	840,311	322,766	7,499,245

Net loss	(110,380)	(863,304)	(296,224)	(1,498,556)

Per share information- basic and diluted:
Loss per common share	(0.00)	(0.02)	(0.01)	(0.03)

Weighted average common shares outstanding	48,463,370	47,880,037	48,463,370	47,796,243

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$ (296,224)	$ (1,498,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30,952	32,684
Depreciation	26,496	30,581
Accretion of discount on convertible debts	5,546	236,966
Stock payable for loan extension	-	100,000
Gain on sale of property and equipment	(9,379)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(9,343)
Decrease in inventory	4,904	50,423
(Decrease) increase in other current assets	13,748	(96,018)
Increase in accounts payable and accrued expenses	128,170	367,836
Decrease (increase) in accrued expenses - related party	(71,790)	82,632
Increase in accrued interest	143,985	39,699
Decrease (increase) in customer deposits	(17,999)	102,335
Increase in extended warranty reserve	2,500	-

Net cash used in operating activities	(39,091)	(560,761)

Cash flows from investing activities:
Proceeds from sale of property and equipment	35,658	-
Net cash provided by investing activities	35,658	-

Cash flows from financing activities:
Proceeds from convertible debt- related party	-	250,000
Proceeds from long-term debt	24,500	50,000
Repayment of long-term debt	(27,559)	(12,804)
Stockholders loans, net of discounts	7,482	242,546

Net cash provided by financing activities	4,423	529,742

Net increase in cash	990	(31,019)
Cash - beginning of period	-	46,390
Cash - end of period	$ 990	$ 15,371

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non Cash Financing Activities:
Discount on convertible debt - related party	$ -	$ 109,592
Line of credit converted to term loan	$ -	$ 150,000
Assumption of long-term debt obligation	$ 40,342	$ -

See the accompanying notes to the consolidated financial statements.

XTREME PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through June 30, 2013; aggregating $10,252,450 and has working capital and stockholder deficits of $4,516,486 and $4,406,656 at June 30, 2013.

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

(5)      Other Current Assets

Other current assets consisted of $30,000 in prepaid expenses and $2,072 for deposits on purchases.

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

During the nine month period ended March 31, 2013, a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $363,500. The proceeds were disbursed in twelve installments over the nine month period. Interest accrues at a rate of 12% per annum. The loan and accrued interest are due upon demand. Accrued interest as of June 30, 2013 is $34,748.

At June 30, 2013, a balance of $354,815 was outstanding from loans made from three shareholders for working capital purposes. The loans are due on demand and bear interest ranging from 4% and 12%.

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

(7)

Line of Credit

 On April 21, 2012 the Company’s line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum, maturing April 21, 2016. The line is secured by certain assets of a related party. The balance of the loan at June 30, 2013 was $110,183.

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

The total fair value of the options is $292,262 and the cost recognized for the three month period ended June 30, 2013 and 2012 was $15,476 and $16,342, respectively, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used:

Expected volatility	40-60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended June 30, 2013 is presented below

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value

Outstanding at December 31, 2012	1,055,000	$ 0.50	5.2	$ 0.00
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2013	1,055,000	$ 0.50	4.2	$ 0.00

The following table summarizes information about fixed price stock options at June 30, 2013:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
0.50	1,055,000	3.4	0.50	464,750	0.50

(9)       Subsequent Events

Chapter 11 Proceedings

On August 22, 2013 (the Petition Date), Xtreme Green Products Inc. (the “Company”) filed a voluntary petition (the “Chapter 11 Case”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Chapter 11 Case is being administered under Case No. BK-S-13-17266-MKN.  The Company’s plan of reorganization was confirmed by the Bankruptcy Court on January 29, 2014.  The terms of the plan as confirmed were detailed in the Company’s Current Report on Form 8-K that was filed on February 4, 2014.

The Company cannot predict what the ultimate value of any of its securities may be.

Pending confirmation of the Company’s plan of reorganization, the Company operated as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtor in possession under the Bankruptcy Code, we were authorized to continue to operate as an ongoing business, except for transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  The Bankruptcy Code enabled the Company to continue to operate its business without interruption.

The Chapter 11 petition triggered defaults on substantially all our debt obligations, however, under section 362 of the Bankruptcy Code; the commencement of a Chapter 11 case automatically stays most creditor actions against our property.

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

Recent Developments

As previously discussed, on August 22, 2013, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter Case is being administered under Case No. BK-S-13-17266-MKN. The Company’s plan of reorganization was confirmed by the Bankruptcy Court on January 29, 2014.  The terms of the plan as confirmed were detailed in the Company’s Current Report on Form 8-K that was filed on February 4, 2014.

Results of Operations

Comparison of three months ended June 30, 2013 to the three months ended June 30, 2012

Revenue - There were no sales for the three months ended June 30, 2013 compared to $223,381 for the three months ended June 30, 2012. The reduction in sales results from our lack of cash and the ensuing inability to purchase manufacturing inventory to fill customer orders.

Cost of Sales - The Company incurred no cost on sales for the three months ended June 30, 2013 compared to cost of sales of $246,374 and a gross margin of ($22,993) for the comparable prior year period.

General and administrative – General and administrative expenses were $37,680 for the three months ended June 30, 2013 compared to $426,778 for the three months ended June 30, 2012.  Our general and administrative expenses for the three months ended June 30, 2013 consist primarily of (i) inventory storage costs, (ii stock based compensation, (iii) and depreciation expense. We had -0- full-time employees during the three months ended June 30, 2013 compared to 19 full-time employees during the comparable period in 2012.

Interest expense - Interest expense for three months ended June 30, 2013 was $80,579 compared to interest of $327,602 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, and accretion of discounts in relation to convertible debt totaling $2,773 and $265,902 for the comparable prior year period.

Net Loss - Our net loss for the three months ended June30, 2013 was $110,380 or $0.002 per share compared to a net loss of $863,304 or $0.02 per share for the comparable prior year period.

Comparison of Six months ended June 30, 2013 to the six months ended June 30, 2012

Revenue - Sales for the six months ended June 30, 2013 were $31,709compared to $488,916 for the six months ended June 30, 2012. The reduction in sales results from our inability to purchase manufacturing parts inventory to fill customer orders.

Cost of Sales – Cost of sales for the six months ended June 30, 2013 was $5,167 which resulted in a gross profit of $26,542 compared to cost of sales of $488,227and a gross profit of $689for the comparable prior year period. The increase in the gross margin resulted from an inventory adjustment of $11,600.

Sales and Marketing Expense – Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expense was $1,500 for the six months ended June 30, 2013 compared to $65,440 for the comparable prior year period. The decrease is a result of the company’s temporary suspension of its marketing program including trade show representation.

Research & Development – Research and development costs consists on professional engineering, salaries, and materials to improve current products as well as develop new products. There was no research and development expense for the six months ended June 30, 2013 compared to $36,007 for the comparable prior year period.

General and Administrative – General and Administrative expenses were $176,383 for the six months ended June 30, 2013 compared to $930,123 for the six months ended June 30, 2012.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall decrease in general and administrative expenses is primarily attributable to a decrease in administrative staff.  We had 2 full time employees during the six months ended June 30, 2013 compared to 20 for the comparable prior year period.

Interest Expense – Interest expense for six months ended June 30, 2013 was $154,262compared to interest of $467,675 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, and accretion of discounts in relation to convertible debt totaling $5,546 and $361,966 for the comparable prior year period..

Net Loss – Net loss for the six months ended June 30, 2013 was $296,224 or $0.01 per share compared to a net loss of $1,498,556 or $0.03 per share for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through June 30, 2013, we have incurred a cumulative net loss of $10,252,450.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At June 30, 2013, we had cash of $990, net working capital deficit of $4,516,486 and we owed our stockholders an aggregate of $2,218,315.  All of these stockholders are officers and/or directors of our Company.   Of the total due to stockholders, $1,863,500 was due September 8, 2012, bearing interest at 12% per annum with an option to convert into common stock at $0.40 per share. In addition $354,815 is due on demand to stockholders of our Company and bear interest ranging from 4.0% & 12%.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to June 30, 2013 we have incurred a cumulative net loss totaling $10,252,450 and have working capital and stockholder deficits of $4,516,486 and $4,406,656 at June 30, 2013.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Xtreme Green Products Inc. (Registrant)

Date: February 7, 2014	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2014	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer (Principal Financial and Accounting Officer)