Form 10-Q
period 2013-09-30
XTREME GREEN PRODUCTS INC.
filed 2014-02-19
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of issuer’s common stock, $0.001 par value as of February 17, 2014:  40,000,000

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

XTREME GREEN PRODUCTS INC.

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(Unaudited)

	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$ 305,322	$ -
Related party receivable	13,500	13,500
Inventory	196,839	201,743
Other current assets	340,923	45,820

Total current assets	856,584	261,063

Property and equipment, net	66,925	169,261

Other assets	316,186	36,186
TOTAL ASSETS	$ 1,239,695	$ 466,510

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 997,813	$ 834,829
Accrued expenses - related parties	630,763	702,553
Accrued interest - related parties	298,404	177,655
Customer deposits	362,479	312,684
Convertible debt - related party, net of discounts	2,838,500	1,839,000
Convertible debt - other, net of discounts	71,303	65,757
Current portion of long-term debt	251,245	289,538
Stockholder loans	361,872	347,333
Total current liabilities	5,812,379	4,569,349

Extended warranty reserve	2,500	-
Long-term debt, net of current portion	-	38,545

Total Liabilities	5,814,879	4,607,894

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 48,463,370 and 48,463,370 shares
issued and outstanding	4,846	4,846
Additional paid-in capital	5,856,424	5,809,996
Accumulated deficit	(10,436,454)	(9,956,226)

Total stockholders' deficit	(4,575,184)	(4,141,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,239,695	$ 466,510

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months		Nine Months

	2013	2012	2013	2012

Sales, net	$ -	$ 135,749	$ 31,709	$ 624,665

Cost of sales	(4,934)	116,806	233	605,033

Gross margin	4,934	18,943	31,476	19,632

Costs and expenses:
General and administrative	95,708	373,387	272,091	1,303,510
Research and development	-	42,593	-	78,600
Sales and Marketing	29,818	135,084	31,318	200,524
Gain from equipment sales	-	-	(9,379)	-
Interest expense	63,413	72,669	217,675	178,378
Non cash charges for accretion of debt discounts	-	113,125	-	475,091

Total costs and expenses	188,939	736,858	511,705	2,236,103

Net loss	$ (184,005)	$ (717,915)	$ (480,229)	$ (2,216,471)

Per share information - basic and diluted:

Loss per common share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.05)

Weighted average common shares outstanding	48,463,370	48,380,952	48,463,370	47,991,758

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.
Debtors and Debtors in Possession
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$ (480,229)	$ (2,216,471)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	46,428	45,561
Depreciation	35,715	47,218
Accretion of discount on convertible debts	5,546	350,091
Stock payable for loan extension	-	100,000
Gain on sale of property and equipment	(9,379)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(76,944)
Decrease in Inventory	4,904	76,618
Decrease (increase) in other current assets	(295,103)	7,397
Increase in other assets	(280,000)	(7,000)
Increase in accounts payable and accrued expenses	162,985	434,622
Decrease (increase) in accrued expenses - related party	(71,790)	194,022
Increase in accrued interest	120,749	65,352
Decrease (increase) in customer deposits	49,795	153,860
Increase in extended warranty reserve	2,500	-

Net cash used in operating activities	(707,879)	(825,674)

Cash flows from investing activities:
Proceeds from sale of property and equipment	35,658	-

Net cash provided by investing activities	35,658	-

Cash flows from financing activities:
Net proceeds (repayment) credit line
Proceeds from convertible debt - related party	999,500	250,000
Proceeds from long-term debt	-	50,000
Repayment of long-term debt	(36,496)	(31,493)
Stockholders loans, net of discounts	14,539	511,987
Net cash provided by financing activities	977,543	780,494

Net increase in cash	305,322	(45,180)
Cash - beginning of period	-	46,390
Cash - end of period	$ 305,322	$ 1,210
Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non Cash Financing Activities:
Discount on convertible debt - related party	$ -	$ 109,592
Line of credit converted to term loan	$ -	$ 150,000
Assumption of long-term debt obligation	$ 40,342	$ -

See the accompanying notes to the consolidated financial statements.

XTREME PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

(2)

Chapter 11 Proceedings

On August 22, 2013 (the Petition Date), Xtreme Green Products Inc. (the “Company”) filed a voluntary petition (the “Chapter 11 Case”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Chapter 11 Case was administered under Case No. BK-S-13-17266-MKN.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses through September 30, 2013; aggregating $10,436,454 and has working capital and stockholder deficits of $4,955,795 and $4,575,184 at September 30, 2013.

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

(5)

Inventory

Inventory consisted of finished units used as marketing demos and parts.

(6)      Other Current Assets

	September 30, 2013	December 31, 2013
Deposits	$ 190,124	$ 32,072
Prepaid Insurance	68,477	13,748
Employee Advances	9672	0
Prepaid Expenses	72650	0
TOTAL	$ 340,923	$ 45,820

(7)

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

During the nine month period ended March 31, 2013, a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $363,500. The proceeds were disbursed in twelve installments over the nine month period. Interest accrues at a rate of 12% per annum. The loan and accrued interest are due upon demand. Accrued interest as of September 30, 2013 is $34,748.

On August 29, 2013 a family trust of which a shareholder is a trustee agreed to provide the Company with up to $2,000,000 in post-petition financing. The Debtor in Possession (DIP) loan is secured by all of the assets of the Debtor and has priority over any and all administrative expenses of the kind specified in section 503(b) and 507(b) of the Bankruptcy code.  The DIP loan and the provisions of the DIP loan agreement were approved by the Bankruptcy court.  The DIP loan is impaired under the plan. The DIP Financing Creditor will receive 19,600,000 shares of in “Non-Locked Up Stock”. This represents 49% of the outstanding shares of the reorganized Company.  The outstanding balance at September 30, 2013 is $825,000, and interest accrues at a rate of 12% per annum.

At September 30, 2013, a balance of $354,815 was outstanding from loans made from three shareholders for working capital purposes. The loans are due on demand and bear interest ranging from 4% and 12%.

The following table summarizes the components of liabilities subject to compromise included in the Balance Sheet as of September 30, 2013:

Accounts payable & accrued liabilities	$ 870,367
Accrued expenses - related party	630,763
Accrued interest – related party	292,545
Customer deposits	294,685
Convertible debt	2,909,803
Stockholder loans	361,872
Long-term debt	251,245
Total liabilities subject to compromise	$ 5,611,280

Liabilities subject to compromise refers to prepetition obligations which will be impacted by the Chapter 11 reorganization process. These amounts represent the debtors’ current estimated of known or potential prepetition obligations to be resolved in connection with the Chapter 11 Bankruptcy Case. Substantially all of the company’s debt has been classified as liabilities subject to compromise.

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

(8)

Line of Credit

 On April 21, 2012 the Company’s line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum, maturing April 21, 2016. The line is secured by certain assets of a related party. The balance of the loan at September 30, 2013 was $101,245.

(9)       Stock Options

Prior to the Petition Date, the Company granted certain option plans to employees and consultants to purchase 1,055,000 shares of common stock, at a price of $0.50 per share, which was the fair value of the underlying common shares at the grant date based on sales of common shares for cash.   . No awards were made under these plans during the nine month period ended September 30, 2012, and it is expected that no future awards will be made under these existing plans.  Under the terms of our Chapter 11 Reorganization Plan all stock options will be cancelled.

The total fair value of the options is $292,262 and the cost recognized for the three month period ended September 30, 2013 and 2012 was $15,476 and $16,342, respectively, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used:

Expected volatility	40-60%
Expected dividends	0%
Expected term (in years)	5.0 – 10.0
Risk-free rate	2.33 – 3.38%

A summary of option activity under the Plan during the period ended September 30, 2013 is presented below

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value

Outstanding at December 31, 2012	1,055,000	$ 0.50	5.2	$ 0.00
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2013	1,055,000	$ 0.50	4.2	$ 0.00

The following table summarizes information about fixed price stock options at September 30, 2013:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
0.50	1,055,000	3.4	0.50	464,750	0.50

(10)       Subsequent Events

On January 29, 2014, the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan of Reorganization under Chapter 11 Bankruptcy Code.  As confirmed by the Bankruptcy court pursuant to the Confirmation Order, all claims of creditors and holders of equity interests (except administrative claims) are to be cancelled, annulled, and extinguished.

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

On September 25, 2013 the Company executed a new long term lease agreement for its office and manufacturing facility.  The Company now occupies 49,920 square feet located at 3010 East Alexander Road, Suites 1002 & 1003, North Las Vegas, NV 89030.

Results of Operations

Comparison of three months ended September 30, 2013 to the three months ended September 30, 2012

Revenue - There were no sales for the three months ended September 30, 2013 compared to $135,749 for the three months ended September 30, 2012. The reduction in sales results from our lack of cash and the ensuing inability to purchase manufacturing inventory to fill customer orders.

Cost of Sales - The Company incurred no cost on sales for the three months ended September 30, 2013 compared to cost of sales of $116,806 for the same three month period in 2012.

General and administrative – General and administrative expenses were $95,708 for the three months ended September 30, 2013 compared to $373,387 for the three months ended September 30, 2012.  Our general and administrative expenses for the three months ended September 30, 2013 consist primarily of (i) salaries, (ii) marketing and trade show expense (iii) legal and professional fees. We had -7- full-time employees during the three months ended September 30, 2013 compared to 20 full-time employees during the comparable period in 2012.

Interest expense - Interest expense for three months ended September 30, 2013 was $63,413 compared to interest of $185,794 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, and accretion of discounts in relation to convertible debt totaling $-0- and $113,125 for the comparable prior year period.

Net Loss - Our net loss for the three months ended September 30, 2013 was $184,005 or $0.00 per share compared to a net loss of $717,915 or $0.01 per share for the comparable prior year period.

Comparison of nine months ended September 30, 2013 to the nine months ended September 30, 2012

Revenue - Sales for the nine months ended September 30, 2013 were $31,709 compared to $624,665 for the nine months ended September 30, 2012. The reduction in sales results from our inability to purchase manufacturing inventory to fill customer orders.

Cost of Sales – Cost of sales for the nine months ended September 30, 2013 was $233 which resulted in a gross profit of $31,476 compared to cost of sales of $605,033 and a gross profit of $19,632 for the comparable prior year period. The increase in the gross margin resulted from an inventory adjustment of $17,600.

Sales and Marketing Expense – Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expense was $31,318 for the nine months ended September 30, 2013 compared to $200,524 for the comparable prior year period. The decrease is a result of the company’s temporary suspension of its marketing program including trade show representation.

General and Administrative – General and Administrative expenses were $272,091 for the nine months ended September 30, 2013 compared to $1,303,510 for the nine months ended September 30, 2012.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) depreciation, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The overall decrease in general and administrative expenses is primarily attributable to a temporary closure of our operations during July and August as preparations were made for filing chapter 11 Reorganization and for moving to a new facility..  We had 7 full time employees during the nine months ended September 30, 2013 compared to 20 for the comparable prior year period.

Interest Expense – Interest expense for nine months ended September 30, 2013 was $217,675 compared to interest of $653,469 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders, interest incurred under various bridge loans, and accretion of discounts in relation to convertible debt totaling $5,546 and $475,091 for the comparable prior year period.

Net Loss – Net loss for the nine months ended September 30, 2013 was $480,229 or $0.00 per share compared to a net loss of $2,216,471 or $0.05 per share for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through September 30, 2013, we have incurred a cumulative net loss of $10,436,454.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.

On August 22, 2013, following the filing of our voluntary petition for relief under Chapter 11 of the Bankruptcy Code, a shareholder provided the Company with up to $2,000,000 in post-petition court approved financing. The Debtor in Possession (DIP) loan is (a) secured by all of the Company’s assets and (b) has priority over any and all administrative expenses of the kind specified in the Bankruptcy Code. The DIP Financing Creditor will receive 19,600,000 shares of in “Non-Locked Up Stock”. This represents 49% of the outstanding shares of the reorganized Company.  Interest accrues at a rate of 12% per annum.

Prior to January 29, 2014, the Confirmation date of the Company’s Reorganization Plan under Chapter 11 Bankruptcy Code, the Company had issued and outstanding 48,463,370 shares of common stock. Following the cancellations and issuances pursuant to the Plan, there will be issued and outstanding approximately 40,000,000 shares of common stock. The number of shares of the Company is authorized to issue remains unchanged.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to September 30, 2013 we have incurred a cumulative net loss totaling $10,436,454 and have working capital and stockholder deficits of $4,955,795and $4,575,184 at September 30, 2013.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Xtreme Green Products Inc. (Registrant)

Date: February 19, 2014	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2014	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer (Principal Financial and Accounting Officer)