Form 10-K
period 2013-12-31
XTREME GREEN PRODUCTS INC.
filed 2014-04-15
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52502

XTREME GREEN PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3010 East Alexander Road, #1002

North Las Vegas, NV  89030

 (Address, Including Zip Code of Principal Executive Offices)

(702) 870-0700

 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $138,420

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by   reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013 representing the last business day of the registrant’s most recently completed second fiscal quarter: N/A.  For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,760,000 as of April 15, 2014.

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

PART I

ITEM 1.  BUSINESS

Emergence from Voluntary Reorganization under Chapter 11 Proceedings

On August 22, 2013 (the Petition Date), Xtreme Green Products Inc. (the “Company”) filed a voluntary petition (the “Chapter 11 Case”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Chapter 11 Case was administered under Case No. BK-S-13-17266-MKN.

Pending the Chapter 11 Case, The Company operated as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code.

On January 29, 2014 (the “Confirmation Date”), the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan Of Reorganization (the “Plan”) under Chapter 11 of the Bankruptcy Code.  The Bankruptcy Court ordered the Chapter 11 closed as of February 28, 2014.

Overview of Business

We are an eco-vehicle company that has developed one of the largest lines of revolutionary, green, 100% electric powered specialty vehicles such as Personal Mobility Vehicles (PMVs), All Terrain Vehicles (ATVs), and Utility Terrain Vehicles (UTVs).

Designed with proprietary energy management systems and electric propulsion systems, these products have the power and ability of gas powered engines, but without the particulate pollution or noise pollution. We intend to become the new wave and standard in environmentally conscious green 100% electric specialty vehicles.

Our factory occupies a 50,000 sq. ft. facility in North Las Vegas.  At this facility, we manufacture and assemble all products so they will be “Made in the USA” items.  Additionally, to date, the Company has hired 13+ new employees at this location to accomplish its manufacturing goals.

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

•

Will climb a 30 degree plus grade

•

2000 lb electric winch plus a 2” heavy duty ball hitch receiver

Transport Pro (Utility Terrain Vehicle)

The Transport Pro UTV has the widest range of usage in all three segments (Police, Consumer and Commercial).  With numerous options, including size of vehicle, enclosures, motors and battery sizes, the UTV can be adapted to almost any situation for police, can be used by consumers as a registered low speed electric vehicle or off road vehicle for hunting and camping and by commercial users such as wineries and agriculture, horse farms, janitorial and maintenance uses in buildings and warehouses and for horticultural service vehicles.

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

•

4 wheel disc brakes plus disc parking brake

•

Built-in battery charger – 110/220 volt

•

5 KW 72 Volt Electric Brushless Motor standard, also available in 5.5 KW 96 volt, 6.5 KW 96 volt versions Standard speeds up to 25 MPH but can be adjusted higher or lower subject to requirements or as off road vehicle. It may be registered as a Low Speed Electric Vehicle (LSEV)

•

Complete police lighting, PA system and siren package available

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

Adding to the substantial market for security in the post-9/11 world, increasing awareness of global warming is creating a rapidly growing market for clean technologies. As zero-gas emissions electric vehicles, we believe that we are positioned to take advantage of this trend.

The market for the Police Mobility Vehicle consists of police departments, federal agencies, security firms, school districts and large manufacturing and warehousing facilities. All of these categories are international in nature and the Company has shipped to a number of overseas locations.

In the United States alone, there are over 18,769 police departments, with over 663,000 police officers. There are over 97,000 elementary and secondary schools. There are over 2000 security companies and untold number of large warehouse and manufacturing facilities. All of these locations as well as the armed services, and large state and federal buildings consist of the market segment for the PMV.

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

•

Fatiguing when used for lengths of time

•

Little room for accessories and emergency equipment

•

No protection for rider

•

Does not include internal charger

•

History of breakdowns

The second competitor is T3 Motion. T3 has created and marketed a similar three wheel vehicle to what the Company is now producing. The pricing on T3 is about the same as the PMV. When looking at both vehicles, at first there are some similarities, but the PMV actually is much different and addresses a number of design features missing in the T3. They include:

•

PMV has a lower center of gravity for more stability than the T3

•

PMV includes suspension and anti-fatigue mats, not on the T3

•

PMV has a hub motor and will go 29 MPH; police version of the T3 has a chain drive and goes 25MPH

•

PMV includes an internal charger; T3 requires a second battery pack to get through the day

•

PMV has an auto braking system when the rider leaves

•

PMV easily clears 8” curb, T3 not built to go over curbs

Xtreme believes that its PMV is the most state-of-the-art and cost effective vehicle that has been offered for use in the police and security field to date.

Strategy and Implementation Summary

We intend to introduce our innovative and unique product to the marketplace through the implementation of a strong and inclusive marketing plan that utilizes both direct and indirect methods of advertising. To increase awareness, Xtreme has outlined a series of public relations, advertising and marketing programs. Xtreme plans the development of a strong distributor network.

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

Tradeshows:

XGP attends police and security meetings and tradeshows throughout the United States to increase awareness of its product to prospective customers and to simultaneously establish industry connections and contacts.

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

Regulations

General

XGP’s operations are subject to extensive federal, state, provincial, territorial, local and international environmental and safety laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non hazardous substances and materials into the environment and employee health and safety. Permits are required for certain of XGP’s operations, which are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their laws and regulations, and violations may result in enforcement actions such as convictions, the payment of fines or the issuing of injunctions, or some combination of the foregoing. XGP has obtained compliance certificates issued by the Department of Transportation, National Highway Transportation Safety Administration and believes that it is the first company to receive an EPA certification for an electric vehicle.  Additionally, Xtreme is applying for its EU certification that is required to ship vehicles into Europe.

Laws and regulations relating mostly to engine gaseous emissions, sound levels, safety and manufacturing standards are in place or will gradually be implemented in jurisdictions where XGP’s products are manufactured and sold. XGP believes its products comply with all existing legislative and regulatory requirements in jurisdictions where they are manufactured or sold. Moreover, XGP is taking appropriate measures to ensure that its products will be compliant with anticipated more stringent regulations as they become effective from time to time. While these efforts require substantial expenditures, it is impractical at this time to isolate these specific costs from total project costs.

Intellectual property

XGP does not currently have any patents or patent applications for any of its products or their components.

Employees

We have 20 employees, including three executive officers.  None of our employees are represented by a labor union; and XGP considers its employee relations to be excellent.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal offices are located at 3010 East Alexander Road, Unit 1002, North Las Vegas, Nevada and consist of a 49,920 square foot warehouse that is leased at $13,478per month. The lease expires on

January 31, 2018.

 ITEM 3.  LEGAL PROCEEDINGS

As previously discussed, on August 22, 2013, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter Case was administered under Case No. BK-S-13-17266-MKN.

The Company’s reorganization plan was confirmed by the Bankruptcy court on January 29, 2014 and closed on February 28, 2014. The terms of the plan as confirmed were detailed in the Company’s current report on Form 8-K, filed on February 4, 2014.

On or about October 2, 2012, Barry Alexander Automotive,, LLC. (“BAA”) commenced litigation against the Company in the Chancery Court for Williamson County, Tennessee, 21st Judicial District, Case No. 41453 (the “Tennessee Litigation”).  BAA asserted claims against the Company for breach of contract, breach of express and implied warranties, misrepresentation, and violation of the Tennessee Consumer Protection Act.  The action was brought in connection with a distribution agreement between the Company and BAA entered into in February 2011.

The case was stayed by the Bankruptcy Court before its conclusion in Tennessee and was approved as an unsecured claim.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was included for quotation on the OTC Bulletin Board under the symbol XTRG since May 11, 2011 through the Confirmation Date.  As a result of the Chapter 11 Case, the Company will need to apply for a new trading symbol.

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

Year Ended December 31, 2012	HIGH	LOW
First Quarter	$0.45	$0.185
Second Quarter	$0.75	$0.14
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.20	$0.04

Year Ended December 31, 2013	HIGH	LOW
First Quarter	$0.04	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

On March 31, 2014, the closing price for our common stock on the OTC Bulletin Board was $0.02 per share.

Number of Stockholders

As of March 31, 2014 there were approximately 177 holders of record of our common stock.

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

Overview

Xtreme Green Products Inc. (“XGP”, “we”, “our”, “us”) was incorporated under the laws of the State of Nevada on May 21, 2007. We have developed a line of electric powered products, such as personal mobility vehicles, light trucks (UTV) and ATVs. We also intend to develop additional products such as people movers and golf cars. Our product line will be based on our proprietary “green” energy management system and electric propulsion system. These products will have the power and ability of gas powered engines, but without the particulate pollution or noise pollution.

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

On January 29, 2014, the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan Of Reorganization (the “Plan”) under Chapter 11 of the Bankruptcy Code.  The Bankruptcy Court ordered the Chapter 11 closed as of February 28, 2014.

For future financial reporting purposes, the Company, will not apply the provisions of fresh start accounting to its financial statements as of February 1, 2014 as holders of the voting shares immediately before the confirmation control over 50% of the working shares after the confirmation.

We have completed all testing and paperwork for the European Union certification and expect certification to be finalized in the near future at which time we will commence developing the European market.

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Sales for the past two fiscal years ended December 31, 2013and December 31, 2012 were $138,420 and $661,315 respectively. The decrease in 2013 as compared to 2012 is due to the financial inability of the company to purchase parts needed to fulfill orders on file.

Cost of sales for the year ended December 31, 2013 and 2012was $124,849 and $991,660 which resulted in a gross profit margin of$13,571 in 2013 compared to a loss of$330,345 in 2012.  Cost of sales does not include depreciation expense which was $46,118 and $61,036 respectively.

General and administrative expenses were $1,126,641for the year ended December 31, 2013 compared to $2,061,844 for the year ended December 31, 2012.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) product design and other related product development costs, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance.  The overall decrease in general and administrative expenses is attributable to a reduction in administrative labor, marketing costs, and general overhead expenses.

During the year ended December 31, 2013we incurred stock based compensation expense of $61,904compared to $61,038for the year ended December 31,2012.  Stock based compensation expense, was charged to operations for the amortization of options issued.  The value ascribed to all shares issued as stock based compensation is $0.50 per share.

Interest expense for the year ended December 31, 2013and 2012 was $253,248 and $732,071 respectively.  Interest expense consists primarily of amounts due under notes payable to one of our directors, and interest incurred under various short term lines of credit and bridge loans. In addition accretion of discounts in relation to convertible debt totaled $3,697 and $352,863 respectively and was included in interest expense.

Research and development costs were charged to operations as incurred. The company did not incur any Research and Development cost for the year ended December 31, 2013 compared to $125,405 for the year ended December 31, 2012. The overall decrease in research and development is attributable to our Company’s cost cutting measures taken during the past twelve months and our inability to obtain additional capital.

Net Loss for the year ended December 31, 2013 was $1,366,318or $0.02per share compared to a net loss of $3,249,665 or $0.07 per share for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through December 31, 2013 we have incurred a cumulative net loss of

$11,322,544.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At December 31, 2013we had cash of $261,436, a net working capital deficit of $5,678,997and we owed our stockholders an aggregate of $4,038,087. These stockholders are also officers and directors of our Company.  Of the total due to stockholders, $2,538,087 plus accrued interest is due upon demand and $1,500,000 is due December 29, 2013 bearing interest at 12% with an option to convert into common stock at $0.40 per share.

There were no sales of restricted common stock during the year ended December 31, 2013.

All outstanding loans disclosed in previous reports (including loans advanced by affiliates) were impaired in the Chapter 11 Case.  All were converted into shares of Common Stock in accordance with the formula set forth in the Plan.

On August 29, 2013a family trust of which a shareholder is a trustee and its affiliates agreed to provide the company with up to $2,000,000 in post-petition financing. The Debtor in Possession (DIP) loan was secured by all the assets of the Debtor and had priority over any and all administrative expenses of the kind specified in section 503(b) and 507 (b) of the Bankruptcy court. The DIP loan and the provisions of the DIP loan were approved by the Bankruptcy court. The DIP loan is impaired under the plan. The DIP Financing Creditor received 19,600,000 shares of in “Non-Locked Up Stock”. This represented 49% of the outstanding shares of the reorganized Company at the time of confirmation of the Plan. The outstanding balance at December 31 was $1,500,000, and interest accrued at a rate of 12% annum. Accrued interest as of December 31, 2013 was $22,869.

During March and April 2014, we completed a private placement of 750,000 shares of common stock and three year warrants to purchase 750,000 shares of common stock at $1.00 per share.  Net proceeds from the offering were $750,000.

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

The Company has experienced a significant loss from operations as a result of its inability to secure financing necessary to build its inventory and meet demand for its products.  From inception to December 31, 2013, the Company incurred net losses of $11,322,544.  The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

None

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria established in   Internal Control—Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2013, we did not maintain effective internal control over financial reporting due to the material weakness described below.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of December 31, 2013:

Name	Age	Position(s)
Byron Georgiou	65	Chair of the Board
Sandy Leavitt	68	Chief Executive Officer and Director
Neil Roth	62	President and Secretary
Ken Sprenkle	67	Chief Financial Officer & Treasurer
Frank Rosenberg	73	Director

Byron Georgiou has been Chairman of the Company since January 2014.  He previously served as a director of the Company from February 2010 to July 2011.  Mr. Georgiou has had a long career in the private and public sectors in business, law and government service.  From 2009 to 2011 he served as one of ten bipartisan nationwide members on the Financial Crisis Inquiry Commission, which conducted America’s official inquiry into the causes of the continuing financial, economic and housing crises, and reported its results to the President and Congress.  (http://fcic.law.stanford.edu).  Mr. Georgiou is the Chairman of Georgiou Enterprises (www.georgiouenterprises.com), which has wide-ranging interests.  He has served since 2005 on the advisory board of the Harvard Law School Program on Corporate Governance (www.law.harvard.edu/programs/corp_gov), which hosts the world’s leading blog on corporate governance and financial regulation.  From 2000 to 2011, he was Of Counsel to Robbins, Geller, Rudman & Dowd (www.rgrdlaw.com), and its predecessor law firms, the world’s largest plaintiffs’ securities practice, investigating and civilly prosecuting financial fraud, with leadership roles on behalf of victimized institutional investors at Enron, WorldCom, Dynegy, AOL/Time Warner and United Health. During Jerry Brown’s second term as California Governor, Mr. Georgiou served as Legal Affairs Secretary, responsible for litigation by and against the Governor, judicial appointments, liaison with the Attorney General, Judiciary and State Bar, legal advice to the Governor and members of his Cabinet, and exercise of the Governor’s powers of extradition and clemency.  He attended Stanford University on a full Alfred P. Sloan academic scholarship, graduating in 1970 with Great Distinction with an A.B. in Political Science, as a participant in the Honors Program in Social Thought and Institutions, and in 1974 received his J.D. Magna Cum Laude from Harvard Law School.

Sandy Leavitt has been our Chief Executive Officer since August 2007.  He has over 30 years experience in manufacturing and marketing of automotive related parts. He has held the position of president for a number of corporations in this field, and has developed strong and enduring relationships with Associate companies in the Far East. Mr. Leavitt has been Vice President of Sumeeko USA, a manufacturer and wholesaler of industrial fasteners and fastening equipment since 2003 and has pioneered joint ventures and established global distribution channels which have enabled worldwide sales to the automotive groups from the low cost producing nations. Mr. Leavitt’s extensive experience in sales, manufacturing, and distribution has enabled the Company to develop a comprehensive plan and control of these processes.

Neil Roth has been our President since August 2007.  He has also been President of Roth Enterprises since 2003. In addition, he has been President of Designed Diagnostics, Inc. since February 2006.  He has over 35 years of experience in the consumer products industry and corporate management of large corporations. His experience includes top executive positions at Eckerd Drugs, Revco, Thrifty Drugs, Caldor’s, and Lionel Kiddie City among others. For the past ten years, Mr. Roth has been a highly sought after marketing consultant as well as president of a medical diagnostics company.  His top level administrative experience in these multi-billion dollar companies gives him the background to set up and run the Company’s administrative needs.  The marketing and sales experience will allow him to create and manage, along with Mr. Leavitt, the marketing plan of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth salaries earned by the Company’s Officers during the fiscal year ended December 31, 2013.  In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Summary Compensation Table (1)
Name and principal position	Year (b)	Salary ($)	Total ($)
(a)	(b)	(c)	(j)
Sandy Leavitt, Chief Executive Officer	2013	27,000	27,000
	2012	120,000	120,000

Neil Roth, President	2013	27,000	27,000
	2012	120,000	120,000

Ken Sprenkle, Chief Financial Officer	2013	24,090	24,090
	2012	83,500	83,500

(1)

In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

Name (a)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options(#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Option Expiration Date($) (f)
Ken Sprenkle Chief Financial Officer	37,500	112,250	$ 0.50	January 1, 2016
		150,000	$ 0.50	November 1, 2016

(1)

In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable .All options were terminated on February 28, 2014 under the terms of the Chapter 11 Plan.

Compensation of Directors

No compensation was paid to Directors during the fiscal year ended December 31, 2013

2008 Incentive Stock Option Plan

The Company’s 2008 Incentive Stock Option Plan, though still in effect at December 31, 2013, was terminated on February 28, 2014 under the terms of the Chapter 11 Plan.  All options outstanding there under were terminated as of that date.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended December 31, 2013, all forms required to be filed under Section 16 were filed in a timely manner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 15, 2014 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 40,750,000 shares issued and outstanding as of April 15, 2014.  Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock
Byron Georgiou (2)	25,617,826	62.9
Sanford Leavitt	3,316,055	8.1
Arthur Robins	3,316,055	8.1
Neil Roth	2,331,683	5.7
Ken Sprenkle	66,175	*
Frank Rosenberg	10,000	-*

All Directors and Executive Officers as a Group (five persons)	31,341,739	76.9

*   Less than 1%

(1)

The address of all individuals listed below is c/o Xtreme Green Products Inc., 3010 E. Alexander Rd. Suite 1002, North Las Vegas, NV  89030.

(2)

Consists of 8,404,000 shares held by the Georgiou Consulting Inc. Money Purchase Plan, of which Mr. Georgiou is the administrator.  Also includes 11,213,826 shares held by the Georgiou Family Trust dated 6/22/09 and 6,000,000 shares held by the Georgiou Children Gift Trust.  Mr. Georgiou is trustee of both trusts.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the nine month period ended December 31, 2013, a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $333,500. The proceeds were disbursed over a nine month period. The loan and accrued interest are due upon demand. Interest accrued at a rate of 12% per annum. Accrued interest as of December 31, 2013 was $41,082.   This loan was impaired in the Chapter 11 Case.  The loan was converted into shares of Common Stock in accordance with the formula set forth in the Plan.

On August 29, 2013 a family trust of which a shareholder is a trustee and its affiliates agreed to provide the company with up to $2,000,000 in post-petition financing. The Debtor in Possession (DIP) loan was secured by all the assets of the Debtor and had priority over any and all administrative expenses of the kind specified in section 503(b) and 507 (b) of the Bankruptcy court. The DIP loan and the provisions of the DIP loan were approved by the Bankruptcy court. The DIP loan is impaired under the plan. The DIP Financing Creditor received 19,600,000 shares of in “Non-Locked Up Stock”. This represented 49% of the outstanding shares of the reorganized Company at the time of confirmation of the Plan. The outstanding balance at December 31, was $1,500,000, and interest accrued at a rate of 12% annum. Accrued interest as of December 31, 2013 was $22,869. The DIP loan was converted into shares of common stock in accordance with the Chapter 11 Plan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-Q during the last two fiscal years 2013and 2012 were $24,750 and $29,250, respectively.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 12, 2008 (1)
2.2	Articles of Merger(2)
2.3	Articles of Merger (Name Change) (2)
2.4	Order Confirming First Amended Plan of Reorganization dated January 29, 2014 (3)
2.5	First Amended Plan of Reorganization dated December 11, 2013 (3)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Form of common stock certificate (4)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed November 12, 2008

(2) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(3) Incorporated by reference to the Company’s Current Report on form 8-K filed February 4, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2014	XTREME GREEN PRODUCTS INC.

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

Signature	Title	Date

/s/ Byron Georgiou	Chair of The Board	April 15, 2014

/s/ Sandy Leavitt	Chief Executive Officer and Director	April 15, 2014
(Principal Executive Officer)

/s/ Neil Roth	President, and Secretary	April 15, 2014
/s/ Ken Sprenkle	Chief Financial Officer, Treasurer	April 15, 2014

/s/ Frank Rosenberg	Director	April 15, 2014

XTREME GREEN PRODUCTS INC.

INDEX TO FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xtreme Green Products Inc.

We have audited the accompanying consolidated balance sheets of Xtreme Green Products Inc. as of December 31, 2013 and2012, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Green Products Inc.  as of  December 31, 2013and2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

April 15, 2014

XTREME GREEN PRODUCTS INC.

Consolidated Balance Sheets

December 31, 2013and December 31, 2012

	2013	2012
ASSETS
Current Assets:
Cash	$ 261,436	$ -
Accounts receivable, net of allowance of $9,700	87,316	-
Related party receivable	-	13,500
Inventory	408,287	201,743
Other current assets	122,423	45,820
Total current assets	879,462	261,063
Property and equipment, net	162,953	169,261
Other assets	100,000	36,186
TOTAL ASSETS	$ 1,142,415	$ 466,510

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 883,985	$ 843,829
Accrued expenses- related parties	704,580	702,553
Accrued interest	115,520	-
Accrued interest- related parties	284,894	177,655
Convertible debt- related party, net of discount	3,513,500	1,839,000
Convertible debt- other, net of discount	71,303	65,757
Customer deposits	367,900	312,684
Current portion of long-term debt	242,190	289,538
Stockholder loans	374,587	347,333
Total current liabilities	6,558,459	4,569,349
Deferred rent	25,778	-
Extended warranty reserve	3,976	-
Long-term debt, net of current portion	-	38,545
Total liabilities	6,588,213	4,607,894

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,463,370 and 48,463,370 shares issued and outstanding, as of December 31, 2013 and December 31, 2012	4,846	4,846
Additional paid-in capital	5,871,900	5,809,996
Accumulated deficit	(11,322,544)	(9,956,226)

Total stockholders' deficit	(5,445,798)	(4,141,384)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,142,415	$ 466,510

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Condensed Statements of Operations

For the Years Ended December 31,

	2013	2012
EXPENSES:

Sales, net	$ 138,420	$ 528,265
Sales- affiliates, net	-	133,050
Total revenue	138,420	661,315

Cost of sales (exclusive of depreciation expense)	124,849	991,660

Gross margin	13,571	(330,345)

Costs and expenses:
General and administrative	1,126,641	2,061,844
Research and development	-	125,405
Interest expense	253,248	732,071

Total costs and expenses	1,379,889	2,919,320

Net loss before provision for income taxes	$ (1,366,318)	$ (3,249,665)
Provision for income taxes	-	-
Net loss	$ (1,366,318)	$ (3,249,665)

Per share information - basic and diluted:

Loss per common share	$ (0.02)	$ (0.07)

Weighted average common shares outstanding	48,463,370	47,880,493

See the accompanying notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2013and 2012

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance- December 31, 2011	47,713,370	$ 4,771	$ 5,539,441	$ (6,706,561)	$ (1,162,349)

Issuance of stock for note extension	500,000	50	99,950	-	100,000
Fair value of options issued	-	-	61,038	-	61,038
Discount on convertible debt- related party	250,000	25	109,567	-	109,592
Net Loss	-	-	-	(3,249,665)	(3,249,665)

Balance- December 31, 2012	48,463,370	4,846	5,809,996	(9,956,226)	(4,141,384)

Fair value of options issued	-	-	61,904	-	61,904
Net Loss	-	-	-	(1,366,318)	(1,311,416)

Balance- December 31, 2013	48,463,370	$ 4,846	$ 5,871,900	$ (11,322,544)	$ (5,445,798)

See the accompany notes to the consolidated financial statements.

XTREME GREEN PRODUCTS INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net loss	$ (1,366,318)	$ (3,249,665)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61,904	61,038
Depreciation	46,118	61,036
Accretion of discount on convertible debts	5,546	352,863
Stock issued for note extension	-	100,000
(Gain) loss on the disposition of property and equipment	(9,379)	3,146
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(87,316)	9,255
Decrease in related party receivable	13,500	-
(Increase) decrease in inventory	(298,797)	455,732
(Increase) decrease in other current assets	(76,603)	(210,444)
(Increase) decrease in other assets long term	(63,814)	-
(Increase in accts payable and accrued expenses	49,156	504,844
(Decrease) increase in accrued expenses- related party	2,027	379,080
Increase (decrease) in accrued Interest	115,520	(10,774)
Increase in accrued interest- related party	107,239	177,655
Increase in customer deposits	55,216	62,684
Deferred rent	25,778	-
Increase in extended warranty	3,976	-
Net cash used in operating activities	(1,416,247)	(882,662)
Cash flows from investing activities
Purchase of fixed assets	(14,178)	-
Disposal of equipment	35,658	-
Net cash provided by investing activities	21,480	-
Cash flows from financing activities:
Proceeds from convertible debt- related party	1,164,500	589,000
Proceeds from long-term debt		50,000
Repayment of long-term debt	(45,551)	(46,793)
Stockholders loans, net	27,254	244,065
Net cash provided by financing activities	1,656,203	836,272
Net increase in cash	261,436	(46,390)
Cash- Beginning of Period		46,390
Cash- End of Period	$ 261,436	$ 0
Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ 112,777
Cash paid for income taxes	-	-

Non Cash Investing and Financing Activities:
Discount on convertible debt-related party	$ -	$ 109,952
Assumption of long-term debt obligation	$ 40,342	$ -
Transfer of finished goods inventory to fixed assets	$ 92,252

See the accompanying notes to the consolidated financial statements.

Xtreme Green Products Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Accounts Receivable and Major Customers

Accounts receivable are due primarily from companies located throughout the United States. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. There was $9,700 allowance for doubtful accounts at December 31, 2013.

Shipping costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Inventory

Inventory is stated at the lower of cost or market.  Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory.  Inventory consists of raw materials work in process, as well as finished goods held for sale.  The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. Inventory consists primarily of finished goods and parts. As a result of increased sales orders and projections, the Company increased the value of inventory by $206,544 during the year ended December 31, 2013. The Company also transferred $92,252 of its finished goods inventory (demo units) from inventory to fixed assets during the year ended December 31, 2013.

Inventory at December 31, 2013 is composed of the following:

Vehicles in Process

$  76,610

Parts

$331,677

Intangible Assets and Long Lived Assets

The Company annually reviews long-lived assets and certain identifiable intangibles for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  No such impairment losses have been identified for the years ended December 31, 2013and 2012.

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

For the years ended December 31, 2013 and 2012, the 12,750,000 outstanding warrants and 1,055,000 outstanding options were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2013, aggregating $11,322,544and has working capital and stockholder deficits of $5,678,997and $5,445,798 at December 31, 2013. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

Note 3.  Other Current Assets

Other current assets consist of the following as of December 31, 2013 and 2012:

	2013	2012
Prepaid inventory	41,461	2,072
Prepaid insurance	49,802	13,748
Other deposits	31,160	30,000
	$ 122,423	$ 45,820

Note 4.  Property and Equipment

Property and equipment consists of the following as of December 31, 2013and 2012:

	2013	2012
Manufacturing equipment	$ 113,090	$ 113,090
Finished goods equipment	92,252
Other equipment	21,995	19,867
Leasehold improvements	10,317	8,767
Automotive equipment	63,154	157,909
	300,809	299,633
Accumulated depreciation	(137,855)	(130,372)
	$ 162,954	$ 169,261

Depreciation charged to operations was $46,118 and $61,038for the years ended December 31, 2013and 2012, respectively.

Note 5.  Liabilities Subject to Compromise

Liabilities subject to compromise refers to prepetition obligations which will be impacted by Chapter 11 reorganization. The following amounts included in the Balance Sheet at December 31, 2013 represent the debtors current estimated of known or potential prepetition obligations to be resolved in connection with the Chapter 11 Bankruptcy Case. Substantially all of the company’s debt has been classified as liabilities subject to compromise.

Accounts Payable & accrued liabilities	$ 870,367
Accrued expenses – related party	630,763
Accrued interest – related party	291,212
Customer deposits	292,545
Convertible debt	2,909,803
Stockholder loans	361,872
Long-term debt	251,245
Total liabilities subject to compromise	$ 4,755,658

Note 6. Customer Deposits

As of December 31, 2013, customer deposits totaling $367,900 represented a $250,000 advance from a major third party distributor for the purchase of inventory and $117,900 representing customer deposits on sales orders.

Note 7. Line of Credit, Convertible Debt, and Long-Term Debt

Line of Credit

On April 21, 2012 the Company’s secured line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum maturing April 21, 2016. The line is secured by certain assets of a related party. The balance of the loan at December 31, 2013 was $92,190

Convertible Debt – Related Party

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

On February 13, 2012 the Company entered into an agreement with a Director to borrow $250,000. The loan accrues interest 12% per annum and is payable August 13, 2012, which has been extended to December 13,2012. At the lender’s option, if payment is not made by the maturity date the loan may be converted into shares of common stock at a price of $0.20 per share.

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

Note 8. Stockholders’ (Deficit)

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

A three year warrant to purchase 500,000 shares of common stock at $0.50 per share

A four year warrant to purchase 500,000 shares of common stock at $0.75 per share

A five year warrant to purchase 500,000 shares of common stock at $0.85 per share

The warrants were valued at $245,384 which was charged to operations using the Black-Scholes option pricing model with the following assumptions.

Expected volatility	40-60%
Expected dividends	0%
Expected term (in years)	3.0 to 5.0
Risk-free rate	2.33 to 3.38%

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

During September 2009, the Company granted options to employees and consultants to purchase 505,000 shares of common stock, at a price of $0.50 per share, which was the fair value of the underlying common shares at the grant date based on sales of common shares for cash.  The options expire in September 2014. These options vest over the stated term. During the 12 month period ended December 31, 2012, 75,000 option shares were forfeited due to employee terminations. There were no granted options or forfeitures during the 12 month period ended December 31, 2013.

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

The total fair value of the options is $292,262 and the cost recognized for the years ended December 31, 2013was $61,904, which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

Expected volatility	40-100%
Expected dividends	0%
Expected term (in years)	3.4 to 10.0
Risk-free rate	0.38% to 2.33

A summary of option activity under the Plan during the years ended December 31, 2013and 2012is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	805,000	$ 0.50	5.9	$ 0.00
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	805,000	$ 0.50	4.9	$ 0.00
Granted	325,000	$ 0.50	4.4	$ 0.00
Expired	-	-	-	-
Outstanding at December 31, 2011	1,130,000	$ 0.50	5.2	$ 0.00
Granted	-	-	-	-
Forfeited	75,000	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2012	1,055,000	$ 0.50	4.5	$ 0.00
Outstanding at December 31, 2013	1,055,000	$ 0.50	2.6	$ 0.00

The following table summarizes information about fixed price stock options at December 31, 2013:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.50	$1,055,000	$5.2	$0.50	431,250	$0.50

The unvested options vest as follows:

2013– 242,250; 2014- 242,250; 2015- 37,500

As of December 31, 2013 the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00.  The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option share to the extent it is in-the-money.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the selling price of common shares during the periods covered by these financial statements.  There were no in-the-money options outstanding and exercisable as of December 31, 2013

There have been no cash proceeds or exercised options to date. .  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.

Note 9. Related Party Transactions

Stockholder Loans

 Stockholder loans outstanding at December 31, 2012 were $347,333. During the year December 31, 2013 an additional $35,071 and $7,817 was repaid leaving a balance of $374,587.Of the loans 250,000 bears interest at 12% per annum and $124,587 bears interest at 4% per annum. The loans are due on demand.

During the nine month period ended December 31, 2013, a family trust, of which a shareholder is a trustee agreed to loan the Company a total of $333,500. The proceeds were disbursed over a nine month period. The loan and accrued interest are due upon demand. In addition, $180,000 was advanced and paid to a Capital Funding Group as a loan retainer fee to be placed in escrow.  The loan, advance, and accrued interest are due upon demand. Interest accrues at a rate of 12% per annum. Accrued interest as of December 31, 2013 is $41,082.

On August 29, 2013 a family trust of which a shareholder is a trustee and its affiliates agreed to provide the company with up to $2,000,000 in post-petition financing. The Debtor in Possession (DIP) loan is secured by all the assets of the Debtor and has priority over any and all administrative expenses of the kind specified in section 503(b) and 507 (b) of the Bankruptcy court. The DIP loan and the provisions of the DIP loan were approved by the Bankruptcy court. The DIP loan is impaired under the plan. The DIP Financing Creditor will receive 19,600,000 shares of in “Non-Locked Up Stock”. This represents 49% of the outstanding shares of the reorganized Company. The outstanding balance at December 31, 2013 is $1,500,000, and interest accrued at a rate of 12% annum. Accrued interest as of December 31, 2013 is $22,869.

Note 10. Income Taxes

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
0.00%

As of December 31, 2013, the Company has a net operating loss carry forward of approximately $7.6 million. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2030. The deferred tax asset of approximately $1.6 million relating to the operating loss carry forward has been fully reserved at December 31, 2013. The increase in the valuation allowance related to the deferred tax asset was approximately$1,300,000 during 2013. The principal difference between the accumulated deficit for income tax purposes and the accumulated deficit for financial reporting purposes results from stock compensation, the impairment of the costs related to the acquisition of Belarus and the accrual of unpaid officer salaries.

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2013. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within its income tax returns. Due to the carry forward of net operating losses, the federal and state income tax returns are subject to audit for periods beginning in 2007.

Note 11. Commitments

During September 2013, the Company entered into a lease for office and warehouse space for a 52 month period. The lease calls for rental payments as follows:

2013	$ 16,174
2014	149,071
2015	153,543
2016	172,878
Thereafter	191,467
$ 683,133

Rent expense was $103,829 and $202,997 for the years ended December 31, 2013and 2012, respectively, and includes other related charges such as common area maintenance fees. In addition, it includes rental charges in China for space used on an as-needed basis.

Note 12. Subsequent Events

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

Pending the Chapter 11 Case, The Company operated as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code.

On January 29, 2014, the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan Of Reorganization under Chapter 11 of the Bankruptcy Code.

During March and April 2014 the Company completed a private placement of 750,000 shares of common stock and three year warrants to purchase 750,000 shares of common stock at $1.00 per share. Net proceeds from the offering were $750,000.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 12, 2008 (1)
2.2	Articles of Merger(2)
2.3	Articles of Merger (Name Change) (2)
2.4	Order Confirming First Amended Plan of Reorganization dated January 29, 2014 (3)
2.5	First Amended Plan of Reorganization dated December 11, 2013 (3)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Form of common stock certificate (4)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed November 12, 2008

(2) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(3) Incorporated by reference to the Company’s Current Report on form 8-K filed February 4, 2014

(4) Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed March 15, 2007

F19