Form 10-Q
period 2014-03-31
XTREME GREEN ELECTRIC VEHICLES INC.
filed 2014-05-20
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52502

XTREME GREEN ELECTRIC VEHICLES, INC.

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

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

The number of shares outstanding of issuer’s common stock, $0.001 par value as of May 15, 2014:  40,880,000.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(Unaudited)

	2014	2013
ASSETS
Current assets:
Cash	$ 307,861	$ 261,436
Accounts receivable, net of allowance of $9,700	222,215	87,316
Inventory	345,500	408,287
Other current assets (note A)	227,325	122,423
Total current assets	1,102,901	879,462

Property and equipment, net	240,188	162,953
Other assets	100,000	100,000

TOTAL ASSETS	$ 1,443,089	$ 1,142,415

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 185,752	$ 883,985
Accrued expenses - related parties	-	704,580
Accrued interest	-	115,520
Accrued interest, related party	-	284,894
Convertible debt - related party, net of discount	-	3,513,500
Convertible debt - other, net of discount	-	71,303
Customer deposits	-	367,900
Current portion of long-term debt	125,397	242,190
Stockholder loans	2,096	374,587
Total current liabilities	313,245	6,558,459

Deferred rent	25,778	25,778
Note payable post petition creditor	62,677	-
Extended warranty reserve	15,697	3,976

Total Liabilities	417,397	6,588,213

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares	-	4,846
authorized; 40,500,000 and 48,463,370 shares
issued and outstanding, respectively
Common Stock Payable	40,500
Additional paid-in capital	12,222,917	5,871,900
Accumulated deficit	(11,237,725)	(11,322,544)
Total stockholders' equity (deficit)	1,025,692	(5,445,798)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT)	$ 1,443,089	$ 1,142,415

See the accompanying notes to the financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013

Sales, net	$ 342,731	$ 31,709

Total revenue	342,731	31,709

Cost of sales (exclusive of depreciation expense)	355,412	5,167

Gross margin	(12,681)	26,542

Cost and expenses;
General and administrative	387,496	138,703
Sales and marketing	73,184
Interest expense	13,398	73,683

Total costs and expenses	474,078	212,386

Net loss from operations	(486,759)	(185,844)

Extraordinary costs and expenses:
Gain realized from Chapter 11 Reorganization	571,578	-

Net income (loss) before provision for income taxes	84,819	(185,844)
Provision for income taxes

Net income (loss)	$ 84,819	$ (185,844)

Per share information - basic and diluted:

Income (loss) per common share	$ 0.00	$ (0.00)

Weighted average common shares outstanding	44,214,496	48,463,370

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Statements of Cash flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$ 84,819	$ (185,844)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	-	15,476
Depreciation	15,523	14,982
Accretion of discount on convertible debts	-	2,773
Gain realized from Chapter 11 Reorganization	(571,578)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(134,800)	-
Decrease in inventory	61,542	4,905
(Increase) decrease in other current assets	(88,156)	8,748
(Decrease) increase in accounts payable and accrued expenses	(185,842)	131,489
Decrease in accrued expenses - related party	(50,279)	(894)
Decrease in accrued interest - related party	(22,859)	-
Increase in warranty reserve	7,297	-
Increase in extended warranty	11,722	2,500
Decrease in customer deposits	(38,975)	(17,999)
Net cash used in operating activities	(911,586)	(23,864)
Cash flows from investing activities:
Purchases of property and equipment	(92,752)	-
Net cash used in investing activities	(92,752)	-
Cash flows from financing activities:
Proceeds from issuance of common stock	500,000	-
Proceeds from long-term debt	83,634	24,500
Proceeds from convertible debt - related party	500,000	-
Repayment of convertible debt	(15,371)	-
Repayment of long-term debt	-	(10,633)
Stockholders loans, net	(17,500)	9,997
Net cash provided by financing activities	1,050,763	23,864
Net increase in cash	46,425
Cash - beginning of period	$ 261,436	$ -
Cash - end of period	$ 307,861	$ -
Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash financing and investing activities:
Accounts payable and accrued expenses exchanged for stock	$ 515,391	$ -
Accrued expenses - related party exchanged for stock	$ 654,301	$ -
Accrued interest - exchanged for stock	$ 115,520	$ -
Accrued interest - related party exchanged for stock	$ 262,035	$ -
Convertible debt - related party exchanged for stock	$ 4,013,500	$ -
Convertible debt - other exchanged for stock	$ 55,932	$ -
Customer deposits exchanged for stock	$ 70,356	$ -
Long-term debt exchanged for stock	$ 137,750	$ -
Stockholder loans to be exchanged for stock	$ 354,991	$ -

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of and for the year ended December 31, 2013, on Form 10-K, including notes thereto.

(2)

Chapter 11 Proceedings

On August 22, 2013 (the Petition Date), Xtreme Green Products, Inc. (the “Company”) filed a voluntary petition (the “Chapter 11 Case”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Chapter 11 Case was administered under Case No. BK-S-13-17266-MKN.

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

(4)

Basis of Reporting

The Company’s financial statements have been prepared in accordance with Financial Accounting Standards Board (FASB), Accounting standards codification (ASC) Topic 852, “Reorganizations”, which requires that financial statements for periods subsequent to the Chapter 11 bankruptcy proceedings distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the company’s business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Chapter 11 bankruptcy are recorded as reorganization items on our statement of operations.

On February 28, 2014, the effective date of the emergence from bankruptcy, we did not meet the requirements under ASC Topic 852 to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start accounting are:

•

The organization value of the debtor’s assets immediately before the date of confirmation of the plan or reorganization is less than the total of all post-petition liabilities and allowed claims; and

•

The holders of existing voting shares immediately before confirmation of the plan of reorganization receive less than 50% of the voting shares upon emergence.

These requirements are referred to as the “fresh start applicability test”.  At February 28, 2014, our fresh start calculation indicated that we did not meet the requirements to adopt fresh start accounting because the reorganization value of the company’s assets exceeded the total of post-petition liabilities and allowed claims and the holders of existing voting shares immediately before confirmation of the plan of reorganization received more than 50% of the voting shares upon emergence.

The Company incurred net losses from inception through March 31, 2014; aggregating $11,237,725 and has working capital and stockholder earnings of $789,656 and $1,025,692 at March 31, 2014.

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

(5)

Inventory

Inventory is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of finished vehicles, vehicles in process, and parts. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company incurred an expense against cost of sales of $18,695 as a result of inventory obsolescence.

(6)

Other Current Assets

	March 31	December 31
	2014	2013

Prepaid inventory	$ 98,135	$ 41,461
Prepaid insurance	55,490	49,802
Prepaid rent	31,671	-
Other prepaid expenses	42,029	31,160
TOTAL	$ 227,325	$ 122,423

(7)

Stock Holder Loans

Under the terms of the Plan, all stockholder loans and other unsecured debt obligations that were previously reported on the Company’s financial statements were converted into equity on the Confirmation Date. As a result, no such loans remained outstanding on March 31, 2014.

The following table summarizes the components of liabilities subject to compromise. The Bankruptcy Court ordered the Chapter 11 closed as of February 28, 2014 and all liabilities subject to compromise were extinguished.

Accounts payable & accrued liabilities	$ 817,319
Accrued expenses - related party	630,763
Accrued interest – related party	262,025
Customer deposits	211,116
Convertible debt & shareholder loans	4,222,553
Stockholder loans	354,991
Total liabilities subject to compromise	$ 6,498,767

Liabilities subject to compromise refers to prepetition obligations which were impacted by the Chapter 11 reorganization process. These amounts represent the debtors’ prepetition obligations that were resolved in connection with the Chapter 11 Bankruptcy Case. Substantially nearly all of the company’s debt has been classified as liabilities subject to compromise.

(8)

Line of Credit

 On April 21, 2012 the Company’s line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum, maturing April 21, 2016. The line is secured by certain assets of a related party. The balance of the loan at March 31, 2014 was $84,670.

(9)

Stock Options

The Company’s 2008 Incentive Stock Option Plan was terminated on February 28, 2014 under the terms of the chapter 11 Plan. All options outstanding there under the plan were terminated as of that date.

(10)

Subsequent Events

On April 14, 2014 a Director of the Company purchased 10,000 shares of the Company’s common stock at a price of $1.00 per share, paying $10,000.

On April 24, 2014 the Company sold 100,000 shares of its Common Stock to a private investor at a purchase price of $1.00 per share.  A total of $100,000 was received on April 24, 2014.

On April 29, 2014 the Company sold 20,000 shares of its Common Stock to a private investor at a purchase price of $1.00 per share. A total of $20,000 was received on April 29, 2014.

On May 1, 2014, the Company changed its name from Xtreme Green Products, Inc. to Xtreme Green Electric Vehicles Inc (refer to Form 8-K filed on May 1, 2014 with the U S Securities and Exchange Commission.

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

Recent Developments

As previously discussed, on August 22, 2013 (the Petition date), the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. The Chapter 11 Case was administered under Case No. BK-S-13-17266-MKN. The Company’s plan of reorganization was confirmed by the Bankruptcy Court on January 29, 2014.  The terms of the plan as confirmed were detailed in the Company’s Current Report on Form 8-K that was filed on February 4, 2014.

On January 29, 2014 (the “Confirmation Date”), the Bankruptcy court entered an Order Confirming the company’s First Amended Plan Of Reorganization under Chapter 11 of the Bankruptcy Code. The Bankruptcy court ordered the Chapter 11 case closed on February 28, 2014.

Results of Operations

As a result of the Chapter 11 Case, no meaningful comparison is possible between the results for the quarter ended March 31, 2014 that occurred following the confirmation of the Plan and prior periods.

Comparison of three months ended March 31, 2014 to the three months ended March 31, 2013

Revenue - Sales for the three months ended March 31, 2013 were $342,731 compared to $31,709 for the three months ended March 31, 2013. The increase in sales is a result of the Company’s ability to restructure its financial condition and secure additional equity funding.

Cost of Sales - Cost of sales for the three months ended March 31, 2014 was $355,412 which resulted in a loss of $12,681 compared to cost of sales of $5,167 and a gross profit of $26,542 for the comparable prior year period. Gross profit at March 31, 2014 was impacted by additional warranty cost of $41,191 and a write off of scrapped inventory of $18,695.

General and administrative – General and administrative expenses were $387,496 for the three months ended March 31, 2014 compared to $138,703 for the three months ended March 31, 2013.  Our general and administrative expenses for the three months ended March 31, 2014 consist primarily of (i) salaries, insurance expense, legal and professional fees, and general operating costs. We had -23- full-time employees during the three months ended March 31, 2014.

Sales & marketing – The cost of sales and marketing for the three months ended March 31, 2014 was $73,184.

There were no sales and marketing costs for the same comparable period in 2013. The increase in sales and marketing is a result of our emergence from chapter 11 bankruptcy and regenerating our marking program.

Interest expense - Interest expense for three months ended March 31, 2014 was $13,398 compared to interest of $73,683 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders. The reduction of interest expense is due to the extinguished notes payable as a result of the Chapter 11 Reorganization.

Loss from operations – We incurred a loss from operations of $486,759 for the three months ended March 31, 2014 compared to a loss of $185,844 for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through March 31, 2013, we have incurred a cumulative net loss of $11,162,528.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.

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

On March 14, 2014 the Company agreed in a private offering to sell 500,000 shares of common stock, par value $.001 per share to a private investor at a purchase price of $1.00 per share. In addition the company issue warrants to purchase an additional 750,000 shares of common stock at a purchase price of $1.00 per share. The aggregate investment was $500,000 for 500,000 shares of Common Stock and 750,000 Warrants. The total amount received as of March 31, 2014 was $250,000.

On March 14, 2014 the Company privately sold 250,000 shares of common stock, par value $.001 per share to a private investor at a purchase price of $1.00 per share. The total amount received as of March 31, 2014 was $250,000. An additional option was granted to invest $250,000 for 250,000 shares of common stock on or before December, 31, 2014. If exercised, on or before the expiration date, the investor shall be issued in addition to the Option Shares, Warrants to purchase 750,000 shares of Common Stock.

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

There was no stock-based compensation during this period.

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

Going Concern

 Our ability to operate profitably will depend on increasing our revenue, lowering our costs, reducing our liabilities and obtaining sufficient financing or other capital to operate successfully.

Our condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to March 31, 2013 we have incurred a cumulative net loss totaling $11,237,725 and have working capital and stockholder deficits of $789,656 and $1,025,692 at March 31, 2014.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Xtreme Green Products Inc. (Registrant)

Date: May 20, 2014	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2014	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer (Principal Financial and Accounting Officer)