Form 10-Q
period 2014-06-30
XTREME GREEN ELECTRIC VEHICLES INC.
filed 2014-08-12
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52502

XTREME GREEN ELECTRIC VEHICLES INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3010 East Alexander Rd, North Las Vegas, NV	89030
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (702) 870-0700

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

The number of shares outstanding of issuer’s common stock, $0.001 par value as of August 12, 2014:  41,070,000.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

XTREME GREEN ELECTRIC VEHICLES INC.

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Unaudited)

	2014	2013
ASSETS
Current assets:
Cash	$ 173,257	$ 261,436
Accounts receivable, net of allowance of $1,604	30,476	87,316
Inventory	499,176	408,287
Other current assets (note 6)	138,392	122,423
Total current assets	841,301	879,462
Property and equipment, net	313,246	162,953
Other assets	100,000	100,000
TOTAL ASSETS	$ 1,254,547	$ 1,142,415

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 140,710	$ 883,985
Accrued expenses - related parties	-	704,580
Accrued interest	-	115,520
Accrued interest -related party	-	284,894
Convertible debt - related party, net of discount	-	3,513,500
Convertible debt - other, net of discount	-	71,303
Customer deposits	-	367,900
Current portion of long-term debt	41,825	242,190
Stockholder loans	-	374,587
Total current liabilities	182,535	6,558,459

Deferred rent	23,419	25,778
Notes payable	102,747	-
Extended warranty reserve	20,579	3,976
Total Liabilities	329,280	6,588,213

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 40,995,000 and 48,463,370 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.	-	4,846
Common stock payable	40,995	-
Additional paid-in capital	12,717,427	5,871,900
Accumulated deficit	(11,833,155)	(11,322,544)
Total stockholders' equity (deficit)	925,267	(5,445,798)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,254,547	$ 1,142,415

See the accompanying notes to the financial statements.

XTREME GREEN ELECTRIC VEHICLES INC.

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales, net	$ 204,945	$ -	$ 547,676	$ 31,709

Cost of sales	295,397	-	650,809	5,167
	-	-	-	-
Gross margin (loss)	(90,452)	-	(103,133)	26,542
	-	-	-	-
Costs and expenses:
General and administrative	371,832	37,680	759,328	176,383
Sales and marketing	88,839	1,500	162,023	1,500
Gain from equipment sales	-	(9,379)	-	(9,379)
Interest expense	1,987	80,579	15,385	154,262
Total costs and expenses	462,658	110,380	936,736	322,766

Net loss from operations	(553,110)	(110,380)	(1,039,869)	$ (296,224)

Extraordinary costs and expenses:
Gain realized from Chapter 11 Reorganization	-	-	571,578	-
Expenses and fees related to Chapter 11 filing	(42,316)	-	(42,316)	-

Net loss before provision for income taxes	(595,426)	(110,380)	(510,607)	(296,224)

Provision for income taxes	-	-	-	-

Net loss	$ (595,426)	$ (110,380)	$ (510,607)	$ (296,224)

Per share information - basic and diluted:

Loss per common share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	40,840,934	48,463,370	45,885,897	48,463,370

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES INC.

Condensed Consolidated Statements of Cash flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$ (510,607)	$ (296,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	30,952
Depreciation	40,541	26,496
Accretion of discount on convertible debts	-	5,546
Gain on sale of property	-	(9,379)
Gain realized from Chapter 11 Reorganization	(571,578)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	56,842	-
(Increase) decrease in inventory	(92,132)	4,904
(Increase) decrease in other current assets	(15,971)	13,748
(Decrease) increase in accounts payable and accrued expenses	203,139	128,170
(Decrease) in accrued expenses - related party	(50,279)	(71,790)
(Decrease) in accrued interest - related party	(22,869)	143,985
(Decrease) in warranty reserve	(9,564)	-
Increase in extended warranty	16,603	2,500
(Decrease) in customer deposits	(38,975)	(17,999)
Net cash used in operating activities	(994,850)	(39,091)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	35,658
Purchases of property and equipment	(190,833)	-
Net cash used in investing activities	(190,833)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	495,000	-
Proceeds from long-term debt	135,375	24,500
Proceeds from convertible debt - related party	500,000	-
Repayment of convertible debt	(15,371)	-
Repayment of long-term debt	-	(27,559)
Stockholders loans, net	(17,500)	7,482
Net cash provided by financing activities	1,097,504	4,423

Net (decrease) in cash	(88,179)	990
Cash - beginning of period	$ 261,436	$ -
Cash - end of period	$ 173,257	$ 990

Supplemental Cash Flow Information:
Cash paid for interest	$ 15,385	$ -
Cash paid for income taxes	$ -	$ -

Non-cash financing and investing activities:
Accounts payable and accrued expenses exchanged for stock	$ 515,391	$ -
Accrued expenses - related party exchanged for stock	$ 654,301	$ -
Accrued interest - exchanged for stock	$ 115,520	$ -
Accrued interest - related party exchanged for stock	$ 262,035	$ -
Convertible debt - related party exchanged for stock	$ 4,013,500	$ -
Convertible debt - other exchanged for stock	$ 55,932	$ -
Customer deposits exchanged for stock	$ 70,356	$ -
Long-term debt exchanged for stock	$ 137,750	$ -
Stockholder loans to be exchanged for stock	$ 354,991	$ -

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

The Company incurred net losses from inception through June 30, 2014; aggregating $11,833,155and has working capital and stockholder equity of $658,766 and $925,267 at June 30, 2014.

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

(6)

Other Current Assets

	June 30	December 31
	2014	2013
Prepaid Trade Shows	63,978	-
Prepaid inventory	$ 29,460	$ 41,461
Prepaid insurance	37,366	49,802
Prepaid rent	2,463	-
Other prepaid expenses	5,125	31,160
TOTAL	$ 138,392	$ 122,423

(7)

Stock Holder Loans

Under the terms of the Plan, all stockholder loans and other unsecured debt obligations that were previously reported on the Company’s financial statements were converted into equity on the Confirmation Date. As a result, no such loans remained outstanding on June 30, 2014.

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

(8)

Line of Credit

 On April 21, 2012 the Company’s line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum, maturing April 21, 2016. The line is secured by certain assets of a related party.  The balance of the Company’s term loan in the amount of $81,670 was paid in full during the quarter ended June 30, 2014.

(9)

Stock Options

The Company’s 2008 Incentive Stock Option Plan was terminated on February 28, 2014 under the terms of the Chapter 11 Plan. All options outstanding there under the plan were terminated as of that date.

(10)

Subsequent Events

On July 25, 2014 the Company sold 75,000 shares of its Common Stock to a private investor at a purchase price of $1.00 per share. A total of $75,000 was received on that date.

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

Recent Developments

As previously discussed, on August 22, 2013 (the “Petition Date”), the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada (the “Chapter 11 Case”). The Chapter 11 Case was administered under Case No. BK-S-13-17266-MKN. The Company’s plan of reorganization was confirmed by the Bankruptcy Court on January 29, 2014.  The terms of the plan as confirmed were detailed in the Company’s Current Report on Form 8-K that was filed on February 4, 2014.

On January 29, 2014 (the “Confirmation Date”), the Bankruptcy court entered an Order Confirming the company’s First Amended Plan Of Reorganization under Chapter 11 of the Bankruptcy Code. The Bankruptcy court ordered the Chapter 11 case closed on February 28, 2014.

Results of Operations

As a result of the Chapter 11 Case and associated restructuring of operations, no meaningful comparison is possible between the results for prior periods and results for the quarter ended June 30, 2014 that occurred following confirmation of the Plan.

Comparison of three months ended June 30, 2014 to the three months ended June 30, 2013

Revenue - Sales for the three months ended June 30, 2014 were $204,945. There were no sales during the three months ended June 30, 2013. The increase in sales is a result of the Company’s restructure of its financial condition and ability to secure additional equity funding.

Cost of Sales - Cost of sales for the three months ended June 30, 2014 was $295,397 which resulted in a negative operating gross margin of $90,452. There were no comparable cost of sales for the comparable prior year period. Due to insufficient inventory to meet sales demand, fixed operating costs, and $14,000 in warranty costs, the Company experienced significant losses for the three month period ended June 30, 2014.

General and administrative – General and administrative expenses were $371,832 for the three months ended June 30, 2014 compared to $37,680 for the three months ended June 30, 2013. The Company was not active during the prior three months period ended June 30, 2013. Our general and administrative expenses for the three months ended June 30, 2014 consist primarily of salaries, insurance expense, legal and professional fees, and general operating costs. We had 23 full-time employees during the three months ended June 30, 2014.

Sales & marketing – The cost of sales and marketing for the three months ended June 30, 2014 was $88,839.

Sales and marketing costs for the same comparable period in 2013 was $1,500. The Company was not active during the prior six month period. The increase in sales and marketing is a result of our emergence from bankruptcy reorganization, and recommencing our marketing program.

Interest expense - Interest expense for the three months ended June 30, 2014 was $1,987 compared to interest of $80,579 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders and equipment financing. The reduction of interest expense is due to the extinguished notes payable as a result of the Chapter 11 Reorganization.

Loss from operations – We incurred a loss from operations of $553,110 for the three months ended June 30, 2014 compared to a loss of $110,380 for the comparable prior year period. The increase in the loss from operations is a result of the Company’s emergence from Chapter 11 Reorganization, restructuring of production capabilities, and increases in sales and marketing efforts.

Comparison of six months ended June 30, 2014 to the six months ended June 30, 2013

Revenue - Sales for the six months ended June 30, 2014 were $547,676 compared to $31,709 for the comparable prior year period. A reasonable comparison of sales is not possible since the Company was not active during the majority of the prior six month period. The increase in sales is a result of the Company’s ability to restructure its financial condition and secure additional equity funding.

Cost of Sales - Cost of sales for the six months ended June 30, 2014 was $650,809 which resulted in a negative operating margin of $103,133. Due to insufficient inventory to meet sales demand, fixed operating costs, warranty costs of $56,031 and a write off of scrapped inventory of $18,695, the Company experienced a significant loss for the six month period ended June 30, 2014. There were no comparable cost of sales figures for the comparable prior year period.

General and administrative – General and administrative expenses were $759,328 for the six months ended June 30, 2014 compared to $176,383 for the six months ended June 30, 2013. The Company was not active during the majority of the prior six month period ended June 30, 2013. Our general and administrative expenses for the six months ended June 30, 2014 consist primarily of salaries, insurance expense, legal and professional fees, and general operating costs. We had 23 full-time employees during the six months ended June 30, 2014.

 Sales & marketing – The cost of sales and marketing for the six months ended June 30, 2014 was $162,023.

Sales and marketing cost for the comparable period in 2013 was $1,500. The Company was not active during the 2013 six month period. The increase in sales and marketing is a result of our emergence from chapter 11 bankruptcy reorganization, and recommencing our marketing program.

Interest expense - Interest expense for the six months ended June 30, 2014 was $15,385 compared to interest of $154,385 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders and equipment financing. The reduction of interest expense is due to the extinguished notes payable as a result of the Chapter 11 Case.

Loss from operations – We incurred a loss from operations of $1,039,869 for the six months ended June 30, 2014 compared to a loss of $296,224 for the comparable prior year period. The increase in the loss from operations is a result of the Company’s emergence from Chapter 11 Reorganization, restructuring of production capabilities, and recommencement of sales and marketing efforts post plan confirmation.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through June 30, 2014, we have incurred a cumulative net loss of $11,833,155.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.

On August 22, 2013, following the filing of our voluntary petition for relief under Chapter 11 of the Bankruptcy Code, our controlling shareholder and affiliates provided the Company with $2,000,000 in post-petition court approved financing. The Debtor in Possession (DIP) loan was secured by all of the Company’s assets and had priority over any and all administrative expenses of the kind specified in the Bankruptcy Code. The DIP Financing Creditor received 19,600,000 shares of “Non-Locked Up Stock”.

Prior to January 29, 2014, the Confirmation date of the Company’s Reorganization Plan under Chapter 11 of the Bankruptcy Code, the Company had issued and outstanding 48,463,370 shares of common stock. Immediately following the cancellations and issuances pursuant to the Plan, there will be issued and outstanding approximately 40,000,000 shares of common stock. The number of shares the Company is authorized to issue remains unchanged.

On March 14, 2014 the Company agreed in a private offering to sell 500,000 shares of common stock, par value $.001 per share to a private investor at a purchase price of $1.00 per share. In addition the company issued three year warrants expiring March 31, 2017 to purchase an additional 750,000 shares of common stock at a purchase price of $1.00 per share. The aggregate investment was $500,000 for 500,000 shares of Common Stock and 750,000 Warrants. The Company received $250,000 in March 2014 and $250,000 in April 2014.

On March 14, 2014 the Company privately sold 250,000 shares of common stock, par value $.001 per share to a private investor at a purchase price of $1.00 per share. The total amount received as of March 31, 2014 was $250,000. An additional option was granted to invest $250,000 for 250,000 additional shares of common stock on or before December, 31, 2014. If exercised, on or before the expiration date, the investor shall be issued, in addition to the Option Shares, Warrants to purchase 750,000 shares of Common Stock at $1.00 per share, expiring March 31, 2017.

On April 14, 2014 the Company privately sold 10,000 shares of common stock to a Company Director at a purchase price of $1.00 per share.  The total amount received as of April 14, 2014 was $10,000.00.

On April 24, 2014 the Company privately sold 100,000 shares of common stock to a private investor at a purchase price of $1.00 per share. The total amount received as of April 24, 2014 was $100,000.

On April 29, 2014 the Company privately sold 20,000 shares of common stock to a private investor at a purchase price of $1.00 per share. The total amount received as of April 29, 2014 was $20,000.

On June 20, 2014 the Company privately sold 15,000 shares of common stock to a private investor at a purchase price of $1.00 per share. The total received as of June 20, 2014 was $15,000.

On June 27, 2014 the Company privately sold 100,000 shares of common stock to a private investor at a purchase price of $1.00 per share. The total amount received as of June 27, 2014 was $100,000.

On July 25, 2014 the Company privately sold 75,000 shares of its Common Stock to a private investor at a purchase price of $1.00 per share. A total of $75,000 was received on that date.

We are currently investigating various opportunities to raise additional capital through the sale of equity securities and from debt financing.  There can be no assurances that we will be able to continue to sell shares of our common stock or borrow funds from any of our stockholders or third parties to finance the costs associated with our future operating and investing activities.

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

There was no stock-based compensation during the six month period ended June 30, 2014.

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

We have experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-term in nature. From inception to June 30, 2014 we have incurred a cumulative net loss totaling $11,833,155 and have working capital and stockholder equity of $658,766 and $925,267at June 30, 2014.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Xtreme Green Products Inc. (Registrant)

Date: August 12, 2014	/s/ Sanford Leavitt
Sanford Leavitt
Chief Executive Officer (Principal Executive Officer)

Date August 12, 2014	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer (Principal Financial and Accounting Officer)