Form 10-Q
period 2014-09-30
XTREME GREEN ELECTRIC VEHICLES INC.
filed 2014-11-14
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52502

XTREME GREEN ELECTRIC VEHICLES INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2373311
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3010 East Alexander Rd, #1002 North Las Vegas, NV	89030
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (702) 870-0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

The number of shares outstanding of issuer’s common stock, $0.001 par value as of November 12, 2014:  41,470,000.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

XTREME GREEN ELECTRIC VEHICLES INC.

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash	$ 94,488	$ 261,436
Accounts receivable, net of allowance of $854	10,746	87,316
Inventory	557,943	408,287
Other current assets (note 7)	149,433	122,423
Total current assets	812,610	879,462
Property and equipment, net of accumulated depreciation of $196,919 and $127,542	360,819	162,953
Other assets	100,000	100,000
TOTAL ASSETS	1,273,429	1,142,415

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	192,863	883,985
Accrued expenses - related parties	-	704,580
Accrued interest	321	115,520
Accrued interest -related party	-	284,894
Convertible debt - related party, net of discount	-	3,513,500
Convertible debt - other, net of discount	-	71,303
Customer deposits	7,575	367,900
Short term notes	75,000	-
Current portion of long-term debt	22,391	242,190
Stockholder loans	50,000	374,587
Total current liabilities	348,150	6,558,459

Deferred rent	22,240	25,778
Notes payable	148,174	-
Extended warranty reserve	23,144	3,976
Total Liabilities	541,708	6,588,213

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,170,000 and 48,463,370 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	-	4,846
Common stock payable	41,170	-
Additional paid-in capital	12,892,252	5,871,900
Accumulated (deficit)	(12,201,701)	(11,322,544)
Total stockholders' equity (deficit)	731,721	(5,445,798)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,273,429	$ 1,142,415

See the accompanying notes to the financial statements.

XTREME GREEN ELECTRIC VEHICLES INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales, net	$ 256,717	$ -	$ 804,393	$ 31,709

Cost of sales	247,217	4,934	898,006	233

Gross margin (loss)	9,500	(4,934)	(93,613)	31,476

Costs and expenses:
General and administrative	284,380	95,708	1,043,727	272,091
Sales and marketing Research & Development	56,90919,437	29,818-	218,93219,437	31,318-
Total costs and expenses	360,726	125,526	1,282,096	303,409

Net loss from operations	(351,226)	(120,592)	(1,375,709)	(271,933)

Other income (expense
Gain from equipment sales				9,379
Interest expense	(832)	(63,413)	(16,217)	(217,675)
Fund raising expense	(16,588)	-	(16,588)	-
Total other income (expense)	(17,420)	(63,413)	(32,805)	(208,296)

Expenses and fees related to Chapter 11 filing:
Gain realized from Chapter 11 Reorganization	100	-	562,927	-
Professional fees			(33,565)	-

Net loss before provision for income taxes	$ (368,546)	$ (184,005)	$ (879,152)	$ (480,229)

Provision for income taxes	-	-	-	-

Net loss	$ (368,546)	$ (184,005)	$ (879,152)	$ (480,229)

Per share information - basic and diluted:

Loss per common share	$ 0.01	$ 0.00	$ 0.02	$ 0.01

Weighted average common shares outstanding	41,052,143	48,463,370	43,987,714	48,463,370

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES INC.

Condensed Consolidated Statements of Cash flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$ (879,152)	$ (480,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	46,428
Depreciation	59,064	35,715
Accretion of discount on convertible debts	-	5,546
Gain on sale of property		(9,379)
Gain realized from Chapter 11 Reorganization	(562,927)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	76,573	-
(Increase) decrease in inventory	(150,899)	4,904
(Increase) in other current assets	(27,012)	(295,103)
(Increase) in other assets	-	(280,000)
(Decrease) increase in accounts payable and accrued expenses	219,835	162,985
(Decrease) in accrued expenses - related party	(279)	(71,790)
(Decrease) in accrued interest - related party	(22,869)	120,749
(Decrease) in warranty reserve	(13,707)	-
Increase in extended warranty	19,139	2,500
Increase (Decrease) in customer deposits	(31,400)	49,795
Net cash used in operating activities	(1,313,605)	(707,879)

Cash flows from investing activities:
Proceeds from sale of property and equipment Purchases of property and equipment	(256,929)	35,658
Net cash used in investing activities	(256,929)	35,658

Cash flows from financing activities:
Proceeds from issuance of common stock	1,170,000	-
Proceeds from long-term debt	191,457	-
Proceeds from convertible debt - related party	-	999,500
Repayment of convertible debt	(15,371)	-
Repayment of long-term debt	-	(36,496)
Bridge Loan – short term	75,000	-
Repayment of stockholders loans	(67,500)	-
Proceeds from stockholders loans	50,000	14,539
Net cash provided by financing activities	1,403,586	977,543

Net increase (decrease) in cash	(166,948)	305,322
Cash - beginning of period	261,436	-
Cash - end of period	$ 94,488	$ 305,322

Supplemental Cash Flow Information:
Cash paid for interest	$ 16,217	$ -
Non-cash financing and investing activities:
Accounts payable and accrued expenses exchanged for stock	$ 515,391	$ -
Accrued expenses - related party exchanged for stock	$ 654,301	$ -
Accrued interest - exchanged for stock	$ 115,520	$ -
Accrued interest - related party exchanged for stock	$ 262,035	$ -
Convertible debt - related party exchanged for stock	$ 4,013,500	$ -
Convertible debt - other exchanged for stock	$ 55,932	$ -
Customer deposits exchanged for stock	$ 70,356	$ -
Long-term debt exchanged for stock	$ 137,750	$ -
Stockholder loans to be exchanged for stock	$ 354,991	$ -

XTREME GREEN ELECTRIC VEHICLES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

(2)

Chapter 11 Proceedings

On August 22, 2013 (the Petition Date), Xtreme Green Electric Vehicles, Inc. (the “Company”) filed a voluntary petition (the “Chapter 11 Case”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Chapter 11 Case was administered under Case No. BK-S-13-17266-MKN.

On January 29, 2014 (the “Confirmation Date”), the Bankruptcy court entered an Order Confirming the company’s First Amended Plan of reorganization (the “Plan”) under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court ordered the Chapter 11case closed as of February 28, 2014.

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

The Company incurred net losses from inception through September 30, 2014 aggregating $12,201,701 and has working capital and stockholder equity of $464,460 and $731,721 at September 30, 2014.

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

(5)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $879,152 for the nine month period ended September 30, 2014 and accumulated deficit of $12,201,701 as of September 30, 2014, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

These conditions give rise to doubt about the company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

(6)

Inventory

Inventory is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of finished vehicles, vehicles in process, and parts. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

(7)

Other Current Assets

	September 30	December 31
	2014	2013
Prepaid Trade Shows	48,510	-
Prepaid inventory	$ 4,725	$ 41,461
Prepaid insurance	79,546	49,802
Prepaid rent	14,659	-
Other prepaid expenses	1,993	31,160
TOTAL	$ 149,433	$ 122,423

(8)

Stock Holder Loans

Under the terms of the Plan, all stockholder loans and other unsecured debt obligations that were previously reported on the Company’s financial statements were converted into equity on the Confirmation Date. Since the confirmation, our principal stockholder advanced $50,000 to the Company.

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

Liabilities subject to compromise refers to prepetition obligations which were impacted by the Chapter 11 reorganization process. These amounts represent the debtors’ prepetition obligations that were resolved in connection with the Chapter 11 Bankruptcy Case. Substantially all of the company’s prepetition debt was classified as liabilities subject to compromise.

(9)

Line of Credit and Other Notes Payable

 On April 21, 2012 the Company’s line of credit with a financial institution for $150,000 was converted to a term loan bearing interest at 6% per annum, maturing April 21, 2016. The line was secured by certain assets of a related party.  The balance of the Company’s term loan in the amount of $81,670 was paid in full during the quarter ended June 30, 2014.

On September 3, 2014 the Company borrowed $75,000 from a private party. The loan accrues interest at 6% per annum, payable on December 3, 2014. This obligation is guaranteed by the Georgiou Family Trust dated 6/22/2009 a shareholder of the Company.

(10)

Stock Options

The Company’s 2008 Incentive Stock Option Plan was terminated on February 28, 2014 under the terms of the Chapter 11 Plan. All options outstanding the under the plan were terminated as of that date.

(11)

Subsequent Events

On October 28, 2014 the Company sold 50,000 shares of its Common Stock to a private investor at a purchase price of $1.00 per share. A total of $50,000 was received on that date.

On November 5, 2014 the Company sold 250,000 shares of its common Stock to a private investor at a purchase price of $1.00 per share. In accordance with a prior agreement with the investor to purchase an additional 250,000 shares of common stock for $250,000 on or before December 15, 2014, the Company issued warrants to purchase an additional 750,000 shares of common stock at a purchase price of $1.00 per share. These warrants expire March 31, 2017.

 On November 5, 2014 the Company repaid its principal stockholder for the $50,000 short term advance.

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

 Results of Operations

As a result of the Chapter 11 Case and associated restructuring of operations, no meaningful comparison is possible between the results for prior periods and results for the quarter ended September 30, 2014 that occurred following confirmation of the Plan.

Comparison of three months ended September 30, 2014 to the three months ended September 30, 2013

Revenue - Sales for the three months ended September 30, 2014 were $256,717. There were no sales during the three months ended September 30, 2013. The increase in sales is a result of the Company’s ability to secure additional equity funding and increase its units shipped.

Cost of sales - Cost of sales for the three months ended September 30, 2014 was $247,217 which resulted in an operating gross margin of $9,500 There were no comparable cost of sales for the comparable prior year period. Direct cost of manufacturing and factory overhead are applied to cost of sales using predetermined rates. Lower than anticipated unit sales resulted in an underutilization of our manufacturing facilities. This excess capacity means we incurred increased fixed costs in our units produced relative to the revenues generated. In addition the Company incurred an inordinate amount of factory labor and parts cost to improve and enhance quality standards of the company’s finished units.

General and administrative – General and administrative expenses were $284,397 for the three months ended September 30, 2014 compared to $95,708 for the three months ended September 30, 2013. Since the Company was not active during the prior three months period ended September 30, 2013 there are no prior year period cost comparisons. Our general and administrative expenses for the three months ended September 30, 2014 consist primarily of salaries, insurance expense, legal and professional fees, and general operating costs. We had 20 full-time employees during the three months ended September 30, 2014.

Sales & marketing – The cost of sales and marketing for the three months ended September 30, 2014 was $56,909.

Sales and marketing costs for the comparable period in 2013 was $29,818. The Company was less active during the prior three month period.  Sales & marketing consists primarily of salaries, travel expenses, and trade show costs.

Research & development – The Company incurred $19,437 in research & development costs to safety test and develop new products. There are no prior year period cost comparisons.

Interest expense - Interest expense for the three months ended September 30, 2014 was $832 compared to interest of $63,413 for the comparable prior year period.  Interest expense consists primarily of amounts due under a short term note payable to a private lender and equipment financing. The reduction of interest expense is due to the extinguished notes payable as a result of the Chapter 11 Reorganization.

Loss from operations – We incurred a loss from operations of $351,226 for the three months ended September 30, 2014 compared to a loss of $120,592 for the comparable prior year period. The increase in the loss from operations is a result of the following: (a) The Company’s operating loss was impacted by lower than anticipated unit sales resulting in an underutilization of the Company’s manufacturing facilities, (b) restructuring of production capabilities, (c) increases in sales and marketing efforts. The company recognized a gain of $52,115 as a result of a write–off of a bankruptcy court approved prepetition account payable to a  vendor then regarded as critical who turned out not to be critical.

Comparison of nine months ended September 30, 2014 to the nine months ended September 30, 2013

Revenue - Sales for the nine months ended September 30, 2014 were $804,393 compared to $31,709 for the comparable prior year period. A reasonable comparison of sales is not possible since the Company was not active during the majority of the prior nine month period. The increase in sales is a result of the Company’s ability to restructure its financial condition, secure additional equity funding, and increase its units shipped.

Cost of Sales - Cost of sales for the nine months ended September 30, 2014 was $898,006 which resulted in a negative operating margin of $93,613. Direct cost of manufacturing and factory overhead costs are applied to cost of sales using predetermined rates. The need for working capital resulted in low levels of inventory which impacted the Company’s ability to generate adequate unit sales. Excess manufacturing capacity resulted in increased fixed costs in our units produced relative to the revenues generated. In addition the Company has incurred higher than anticipated warranty costs and higher than usual costs to improve vehicle quality and safety. There were no comparable cost of sales figures for the comparable prior year period.

General and administrative – General and administrative expenses were $1,043,727 for the nine months ended September 30, 2014 compared to $272,091 for the nine months ended September 30, 2013. The Company was not active during the majority of the prior nine month period ended September 30, 2013. Our general and administrative expenses for the nine months ended September 30, 2014 consist primarily of salaries, insurance expense, legal and professional fees, and general operating costs. We had 20 full-time employees during the nine months ended September 30, 2014.

Sales & marketing – The cost of sales and marketing for the nine months ended September 30, 2014 was $218,932. Sales and marketing cost for the comparable period in 2013 was $31,318. The Company was less active during the 2013 nine month period. The increase in sales and marketing is a result of our emergence from chapter 11 bankruptcy reorganization and recommencing our marketing program. Sales and marketing consists primarily of salaries, travel expenses, and trade show costs.

Research & development – The Company incurred $19,437 in Research & development costs to safety test and develop new products. There are no prior year period cost comparisons.

Interest expense - Interest expense for the nine months ended September 30, 2014 was $16,217 compared to interest of $217,675 for the comparable prior year period.  Interest expense consists primarily of amounts due under various notes payable to shareholders, a private party, and equipment financing. The reduction of interest expense is due to the extinguished notes payable as a result of the Chapter 11 Case.

Loss from operations – We incurred a loss from operations of $1,375,709 for the nine months ended September 30, 2014 compared to a loss of $271,933 for the comparable prior year period. The increase in the loss from operations is a result of the following: (a) The Company’s emergence from Chapter 11 Reorganization. (b) Restructuring of production capabilities, (c) Lower than anticipated unit sales resulting in underutilization of the Company’s resources. (c)  The recommencement of sales and marketing efforts post plan confirmation throughout North America and Mexico.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through September 30, 2014, we have incurred a cumulative net loss of $12,201,701.  The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.

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

Prior to January 29, 2014, the Confirmation date of the Company’s Reorganization Plan under Chapter 11 of the Bankruptcy Code, the Company had issued and outstanding 48,463,370 shares of common stock. Immediately following the cancellations and issuances pursuant to the Plan, there will be issued and outstanding approximately 40,000,000 shares of common stock. The number of shares the Company is authorized to issue remains 100,000,000.

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

On March 14, 2014 the Company agreed in a private offering to sell 250,000 shares of common stock, par value $.001 per share to a private investor at a purchase price of $1.00 per share. The total amount received as of March 31, 2014 was $250,000. An option was granted to invest $250,000 for 250,000 shares of common stock on or before December, 15, 2014. If exercised, on or before the expiration date, the investor was to be issued, in addition to the Option Shares, Warrants to purchase 750,000 shares of Common Stock at $1.00 per share, expiring March 31, 2017. The option was exercised on November 5, 2014 and the 250,000 option shares and 750,000 warrants were issued on that date when the Company received the additional $250,000.

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

On July 25, 2014 the Company privately sold 75,000 shares of common stock to a private investor at a purchase price of $1.00 per share. A total of $75,000 was received on that date.

On September 29, 2014 the Company privately sold 100,000 shares of common stock to a private investor at a purchase price of $1.00 per share. A total of $100,000 was received on that date.

On October 28, 2014 the Company sold 50,000 shares of its Common Stock to a private investor at a purchase price of $1.00 per share. A total of $50,000 was received on that date.

On November 5, 2014 the Company sold 250,000 shares of its common Stock to a private investor at a purchase price of $1.00 per share, stock at a purchase price of $1.00 per share. Total of 250,000 was received at that date

Management believes that cash on hand at September 30, 2014 of approximately $94,500, collections from the sale of our products, our ability to raise additional equity, and the cost saving strategies implemented during 2014 will be sufficient to sustain our planned operations into the first quarter of 2015. We are currently investigating various opportunities to raise additional capital through the sale of equity securities and from debt financing.  There can be no assurances that we will be able to continue to sell shares of our common stock or borrow funds from any of our stockholders or third parties to finance the costs associated with our future operating and investing activities.

If we are successful at raising additional equity capital, it may be on terms which would result in substantial dilution to existing shareholders. If we are not successful, or if our costs and expenses prove to be greater than we currently anticipate, or if we change our current business plan in a manner that will increase our costs, we may be forced to curtail or cease operations.

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

There was no stock-based compensation during the nine month period ended September 30, 2014.

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed or products delivered and included in revenue at the completion of the related services.

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

We have experienced a significant loss from operations as a result of investment necessary to achieve our operating plan, which is long-term in nature. From inception to September 30, 2014 we have incurred a cumulative net loss totaling $12,201,701 and have working capital and stockholder equity of $464,460 and $731,721 at September 30, 2014.  Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We are actively pursuing financing for our operations and we are seeking additional private investments.  In addition, we are seeking to grow our revenue base.  Failure to secure such financing, raise additional equity capital and grow our revenue base may result in the depletion of available funds and, as a result, we may not be able to pay our obligations.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter covered by this Report.

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

Xtreme Green Products Inc. (Registrant)

Date November 14, 2014	/s/ Byron Georgiou
Byron Georgiou
Chief Executive Officer (Principal Executive Officer)

Date November 14, 2014	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer (Principal Financial and Accounting Officer)