Form 10-Q/A
period 2014-09-30
XTREME GREEN ELECTRIC VEHICLES INC.
filed 2014-11-18
CIK 1392477

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10Q of Xtreme Green Electric Vehicles Inc. for the quarter ended September 30, 2014 is being filed solely for the purpose of correcting the certifications required to be filed as exhibits.

Item 6.  Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xtreme Green Electric Vehicles Inc. (Registrant)

Date November 18, 2014	/s/ Byron Georgiou
Byron Georgiou
Chief Executive Officer (Principal Executive Officer)

Date November 18, 2014	/s/ Ken Sprenkle

Ken Sprenkle
Chief Financial Officer (Principal Financial and Accounting Officer)

3