Form 10-K
period 2014-12-31
XTREME GREEN ELECTRIC VEHICLES INC.
filed 2015-03-27
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [  ]   No  [X]

State issuer's revenues for its most recent fiscal year: $971,703

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014 representing the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,896,000 as of March 27, 2015.

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

PART I

ITEM 1.  BUSINESS

Overview of Transition and Financial Condition of the Company

On August 22, 2013 (the Petition Date), Xtreme Green Products Inc. (the “Company”) filed a voluntary petition (the “Chapter 11 Case”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Chapter 11 Case was administered under Case No. BK-S-13-17266-MKN.

During the Chapter 11 Case, the Company operated as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code.

The year 2014 was a transition year for the Company. On January 29, 2014 (the “Confirmation Date”), the Bankruptcy Court entered an Order confirming the Company’s First Amended Plan Of Reorganization (the “Plan”) under Chapter 11 of the Bankruptcy Code.  The Bankruptcy Court ordered the Chapter 11 closed as of February 28, 2014.

The Company emerged from Chapter 11 with a stronger balance sheet, focused strategy, and a solid customer base. In connection with the Plan we successfully completed a balance sheet restructuring, which significantly improved the Company’s capital structure by eliminating more than $6 million in debt obligations and improved the Company’s liquidity.

During the year 2014 the Company invested significant capital in replenishing inventory, enhancing vehicle quality, and expanding its market base. To achieve profitability it is imperative that the company succeed in securing additional private investments. Management believes that cash on hand at December 31, 2014 of approximately $11,104, collections and deposits from the sale of our products, additional equity that has been or will be raised, and the cost saving strategies implemented during 2014 will be sufficient to sustain our planned operations.

Overview of Business

We are an eco-vehicle company that has developed the largest lines of revolutionary, green, 100% electric powered specialty vehicles such as Personal Mobility Vehicles (PMVs), All Terrain Vehicles (ATVs), and Utility Terrain Vehicles (UTVs).

Designed with proprietary energy management systems and electric propulsion systems, these products have the power and ability of gas powered engines, but without the particulate pollution or noise pollution. We intend to become the new wave and standard in environmentally conscious green 100% electric specialty vehicles.

Our factory occupies a 50,000 sq. ft. facility in North Las Vegas.  At this facility, we manufacture and assemble all products so they are “Made in the USA” items.  Additionally, to date, the Company has hired more than 20 new employees at this location to accomplish its manufacturing goals.

Organizational History

Xtreme Green Electric Vehicles Inc. (“XGEV”, “Xtreme”, “we” or the “Company”) was originally incorporated in the State of Colorado on December 29, 2005, under the name Belarus Capital Corp.  The Company completed a migratory merger on August 18, 2008 and is currently incorporated in the State of Nevada.

On November 12, 2008, the Company entered into a Share Exchange Agreement with the shareholders (the “Shareholders”) of Xtreme Green Products Inc., a Nevada corporation (”Xtreme”), pursuant to which the Company purchased from the Shareholders approximately 97.43% of the then issued and outstanding shares of XGEV’s common stock in consideration for the issuance of 37,837,800 shares of common stock of the Company (the "Share Exchange").  As a result of the share Exchange, (i) Xtreme became a subsidiary of the Company and (ii) the Company succeeded to the business of Xtreme as its sole business.  The Company subsequently changed its name to Xtreme Green Products Inc. Effective April 30, 2014, the Company’s name was changed to Xtreme Green Electric Vehicles Inc.

Products

Police Mobility Vehicle (PMV-A09) – The Sentinel

The Xtreme Green Police Mobility Vehicle (PMV) is designed to replace the bicycle and foot patrol with state of the art, efficient urban neighborhood and downtown patrol by electric vehicles. The three wheel design and the size of the vehicle (approximately 58” long and 32” wide) will allow officers to patrol on sidewalks safely as well as go through open doorways and up 6” curbs when in pursuit or rushing to a crime scene. The electric propulsion system and energy management will allow an officer to patrol as much as 80 miles without an electric charge at a cost of approximately one half cent per mile.  With the internal charger, the PMV can be recharged with any 110 volt outlet.  The PMV is designed with sufficient storage units to allow an officer to carry more emergency supplies that are hard to carry on a bicycle or on foot.  Our target market for this vehicle, named the Sentinel, includes police departments, colleges and universities, the federal and state governments and private security companies. The Company has already shipped Sentinels throughout the United States as well as Canada, Mexico, El Salvador and Puerto Rico.

ATV Pro (All-Terrain Vehicle)

The XGEV All-Terrain Vehicles are the first of their kind in the marketplace for electric vehicles.  We are not aware of any competitor that has designed a four wheel drive ATV with lithium ion batteries and the performance that our proprietary propulsion system gives the user.  The ATV can be used for military applications, police and security, border patrol as well as off-roading and hunting for consumers.

The main features of the ATV are:

•

7 feet long, wheelbase of 51.75 in.  Ground clearance of 10.75 inches.

•

All ATVs have 2 wheel drive and 4 wheel drive (initiated through electronic switch)

•

Weight - 1048 lbs.

•

State of the Art 100 AH Lithium Ion (LFP) Battery System standard that will last up to 2000 charges – about 7 years based on one charge per day.  Also available in 130 AH and 200 AH

•

Proprietary, computerized Battery Management System for safety and long life.

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

•

Complete police lighting, PA system and siren package available

•

Range between charges of 50-80 miles dependent on speed and topography

•

Will climb a 30 degree plus grade

•

2000 lb. electric winch plus a 2” heavy duty ball hitch receiver

Transport Pro (Utility Terrain Vehicle)

The Transport Pro UTV has the widest range of usage in all three segments (Police, Consumer and Commercial).  With numerous options, including size of vehicle, enclosures, motors and battery sizes, the UTV can be adapted to almost any situation for police, and can be used by consumers as a registered low speed electric vehicle or off road vehicle for hunting and camping and by commercial users such as wineries and agriculture, horse farms, janitorial and maintenance uses in buildings and warehouses and for horticultural service vehicles. The Transport Pro UTV also comes in an extended version the Transport Pro EUTV.  This vehicle comes in multiple platforms such as a 5 seat UTV, a long bed with a hydraulic lift and an EMS unit (emergency medical services).  All the main features are the same as the 2 seat version except it is longer and slightly heavier.

The main features of the Transport Pro are:

•

11 feet long, wheelbase of 74.8 in.  Ground clearance of 10.75 inches. It is also available in long bed utility truck and 5 seat versions that are 13.5 feet long.

•

All UTVs have 2 wheel drive and 4 wheel drive (initiated through electronic switch)

•

Weight - 1348 lbs.

•

State of the Art 100 AH Lithium Ion (LFP) Battery System standard that will last up to 2000 charges – about 7 years based on one charge per day.  Also available in 130 AH and 200AH

•

Proprietary, computerized Battery Management System for safety and long life.

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

•

Range between charges of over 50 miles dependent on speed and topography

•

Will climb a 30 degree plus grade

•

2000 lb. electric winch plus a 2” heavy duty ball hitch receiver

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

The increase in homeland security spending since 9/11 has been substantial.  We intend to capture a substantial portion of the three wheel Police Mobility Vehicle market including police departments, universities and most major security companies.

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

In the United States alone, there are more than 18,000 police departments, with more than 663,000 police officers. There are over 97,000 elementary and secondary schools. There are over 2000 security companies and untold number of large warehouse and manufacturing facilities. All of these locations as well as the armed services, and large state and federal buildings comprise the market segment for the PMV.

Competition

With respect to our PMV, we compete primarily with two major manufacturers.  The first is the Segway. Their personal Transporter is two wheeled and works off a gyroscope system. The price for this unit is less than XGEV’s PMV but it lacks many of the features of our PMV, including:

•	Lower speed (12-15 MPH)

•	Fatiguing when used for lengths of time

•	Little room for accessories and emergency equipment

•	No protection for rider

•	Does not include internal charger

•	History of breakdowns

Segway has also recently introduced a three wheeled vehicle

The second competitor is T3 Motion. T3 has created and marketed a three wheel vehicle similar to what we are now producing. The pricing on T3 is about the same as the PMV. When looking at both vehicles, at first there are some similarities, but the PMV actually is much different and addresses a number of design features missing in the T3. They include:

•	PMV has a lower center of gravity for more stability than the T3

•	PMV includes suspension and anti-fatigue mats, not on the T3

•	PMV has a hub motor and will go 29 MPH, police version of the T3 has a chain drive and goes 25MPH

•	PMV includes an internal charger, T3 requires a second battery pack to get through the day

•	PMV has an auto braking system when the rider dismounts

•	PMV easily clears 8” curb, T3 not built to go over curbs

We believe that our PMV is the most state-of-the-art and cost effective vehicle that has been offered for use in the police and security field to date.

Strategy and Implementation Summary

We intend to introduce our innovative and unique product to the marketplace through the implementation of a strong and inclusive marketing plan that utilizes both direct and indirect methods of advertising. To increase awareness, XGEV has a series of public relations, advertising and marketing programs. We are developing strong distributor networks both in the United States and Internationally.

Marketing Strategy

We believe that we have a major competitive advantage over most players in the electric vehicle market due to the Company’s long term efforts to improve the comprehensive Energy Management System. This system not only has the ability to handle large current loads but manages the Lithium battery cells, including shutting off the vehicle when the cells become damaged or if they overheat. This allows the vehicles to be safely charged and discharged for 2-3 thousand charges. The System is run by a Master Battery Management Unit that coordinates all information specific to an individual electric motor, motor controller, battery cells and charger, programmed for each type of vehicle and use.

In addition, we believe that we have the largest and most complete line of small electric vehicles in the industry.  We do not believe that there is a competitor that markets more than one of XGEV’s electric vehicles.  This “one stop shop” ability for a police department, consumer or commercial user dramatically improves the company’s ability to close sales. We also have the unique ability to customize our vehicles to each customer’s specifications.

XGEV follows a creative marketing plan that allows it to focus directly on its target market while using its advertising dollars conservatively. The primary focus of the marketing strategy is to grow the Company’s client base. The Company intends to engage in the following marketing tactics:

Tradeshows:

XGEV attends police and security meetings and tradeshows throughout the United States to increase awareness of its product to prospective customers and to simultaneously establish industry connections and contacts.

Representatives:

XGEV has recruited a large base of U.S. and international distributors and representatives on an exclusive geographical basis. These representatives have the rights to all the XGEV products as they become available.  In some specific markets, XGEV has developed distributors who purchase and inventory products for sale at wholesale pricing.

Website:

The Company presently has a website www.xgev.com.  XGEV also has an active blog, and Twitter and Facebook accounts.  Part of the public relations plan is to make full use of the internet communication and advertising opportunities.

Regulations

General

XGP’s operations are subject to extensive federal, state, and international environmental and safety laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non-hazardous substances and materials into the environment and employee health and safety. Permits are required for certain of XGEV’s operations, which are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their laws and regulations, and violations may result in enforcement actions such as convictions, the payment of fines or the issuing of injunctions, or some combination of the foregoing. XGEV has obtained compliance certificates issued by the Department of Transportation, National Highway Transportation Safety Administration and believes that it is the first company to receive an EPA certification for an electric vehicle.  Additionally, XGEV is in the process of applying for its EU certification that is required to ship vehicles into Europe.

Laws and regulations relating mostly to engine gaseous emissions, sound levels, and safety and manufacturing standards are in place or will gradually be implemented in jurisdictions where XGEV’s products are manufactured and sold. XGEV believes its products comply with all existing legislative and regulatory requirements in jurisdictions where they are manufactured or sold. Moreover, XGEV is taking appropriate measures to ensure that its products will be compliant with anticipated more stringent regulations as they become effective from time to time. While these efforts require substantial expenditures, it is impractical at this time to isolate these specific costs from total project costs.

Intellectual property

XGEV does not currently have any patents or patent applications for any of its products or their components.

Employees

There were 20 employees, including three executive officers at December 31, 2014.  Our employees are not represented by a labor union; and XGEV considers its employee relations to be excellent.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal offices are located at 3010 East Alexander Road, Unit 1002, North Las Vegas, Nevada and consist of a 49,920 square foot warehouse that is leased at $13,886 per month. The lease expires on

January 31, 2018.

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

On or about October 2, 2012, Barry Alexander Automotive, LLC. (“BAA”) commenced litigation against the Company in the Chancery Court for Williamson County, Tennessee, 21st Judicial District, Case No. 41453 (the “Tennessee Litigation”).  BAA asserted claims against the Company for breach of contract, breach of express and implied warranties, misrepresentation, and violation of the Tennessee Consumer Protection Act.  The action was brought in connection with a distribution agreement between the Company and BAA entered into in February 2011.

The case was stayed by the Bankruptcy Court before its conclusion in Tennessee and BAA’s claim against the Company was approved as an unsecured claim in the chapter 11 proceedings.

There are no legal proceedings currently pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Company’s securities. As a result of the Chapter 11 Case, the Company will need to apply for a new trading symbol.

Number of Stockholders

As of March 27 2015 there were approximately 180 holders of record of our common stock.

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

Overview

Xtreme Green Electric Vehicles Inc. (“XGEV”, “we”, “our”, “us”) was incorporated under the laws of the State of Nevada on May 21, 2007. We have developed a line of electric powered products, such as personal mobility vehicles, light trucks (UTV) and ATVs. We also intend to develop additional products such as people movers and golf cars. Our product line will be based on our proprietary “green” energy management system and electric propulsion system. These products will have the power and ability of gas powered engines, but without the particulate pollution or noise pollution.

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

For financial reporting purposes, the Company, will not apply the provisions of fresh start accounting to its financial statements as of February 1, 2014 as holders of the voting shares immediately before the confirmation control over 50% of the voting shares after the confirmation.

The restructuring of our balance sheet as a result of the Company’s reorganization has significantly improved our capital structure by eliminating more than $6 million in debt obligations. There are no changes in the Company’s accounting principles or policies as established by GAAP.

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Sales for the past two fiscal years ended December 31, 2014 and December 31, 2013 were $971,703 and $138,420 respectively. A reasonable comparison with prior year’s sales is not possible since the Company was not active during the majority of the prior year. As a result of the Chapter 11 case, the Company was successful in its ability to restructure its financial condition and secure additional equity to help fund operations and increase its units sold.

Cost of sales for the year ended December 31, 2014 and 2013 were $1,172,340 and $124,849, respectively, which resulted in a loss of $200,637 in 2014 compared to a gross profit margin of $13,571 in 2013. Direct cost of manufacturing and factory overhead costs are applied to cost of sales using predetermined rates. Excess manufacturing capacity resulted in increased fixed costs in our units produced relative to the revenues generated. In addition the Company has incurred higher than anticipated warranty costs and higher than usual costs to enhance vehicle quality and safety. There were no comparable cost of sales figures for the prior year period. Cost of sales does not include depreciation expense which was $90,854 and $46,118 respectively.

General and administrative expenses were $1,459,169 for the year ended December 31, 2014 compared to $1,126,641 for the year ended December 31, 2013.  Our general and administrative expenses consist primarily of (i) salaries and wages, (ii) office supplies and utilities, (iii) professional fees such as legal and accounting fees, and (iv) general expenses such as rent and insurance. The Company was not active during much of the prior year ended December 31, 2013.

Sales and marketing expense for the year ended December 31, 2014 was $264,824. A reasonable comparison with prior year’s sales and marketing expense is not possible since the Company was not active during the majority of the prior year. The minimal amount of prior year’s sales and marketing cost is included in general and administrative expense. Sales and marketing consists primarily of salaries and commissions, travel, and trade show costs.

Research and development costs were charged to operations as incurred. During the year ended December 31, 2014 the Company incurred $18,488 in Research & Development relating to safety testing and developing of new products. There are no prior year period cost comparisons.

Interest expense for the year ended December 31, 2014 and 2013 was $20,150 and $253,248 respectively. Interest expense consists primarily of amounts due under various notes payable to shareholders. The reduction of interest expense is due to the conversion of notes payable to equity as a result of the Chapter 11 Case.

Gain from the Company’s Chapter 11 reorganization in the amount of $562,927 was realized in the year ended December 31, 2014. This was a one-time extraordinary event.

Loss from operations for the year ended December 31, 2014 was $1,540,150 or $0.04 per share compared to a net loss of $1,366,318 or $0.02 per share for the comparable prior year period. The increase in the loss from operations is a result of the following: (a) The Company’s emergence from Chapter 11 Reorganization; (b) Restructuring of production capabilities; (c) Lower than anticipated unit sales resulting in underutilization of the company’s resources; and (d) The recommencement of sales and marketing efforts post plan confirmation throughout North America and internationally.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational and investing activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders.  From inception through December 31, 2014 we have incurred a cumulative net loss of

$12,862,698. The notes to our financial statements include language that raises doubt about our ability to continue as a going concern.  At December 31, 2014 we had cash of $11,104, net working capital of $270,016 and stockholders equity of $446,724.

All outstanding loans disclosed in previous reports (including loans advanced by affiliates) were impaired in the Chapter 11 Case.  All were converted into shares of Common Stock in accordance with the formula set forth in the Plan.

On August 22, 2013, the Company’s majority shareholder agreed to provide the company with up to $2,000,000 in post-petition financing. The Debtor in Possession (DIP) loan was secured by all the assets of the Debtor and had priority over any and all administrative expenses of the kind specified in section 503(b) and 507 (b) of the Bankruptcy court. The DIP loan and the provisions of the DIP loan were approved by the Bankruptcy court. The DIP loan was impaired under the plan. The DIP Financing Creditor received 19,600,000 shares of “Non-Locked Up Stock”. This represented 49% of the outstanding shares of the reorganized Company at the time of confirmation of the Plan.

Prior to January 29, 2014, the Confirmation date of the company’s Reorganization Plan under Chapter 11 of the Bankruptcy code, the Company had issued and outstanding 48,463,370 shares of common stock. Immediately following the cancellations and issuances pursuant to the Plan, there were issued and outstanding 40,000,000 shares of common stock.

The following private financings were completed up through the period ended March 31, 2015:

On March 14, 2014 the Company agreed in a private offering to sell 500,000 shares of common stock to a private investor at a purchase price of $1.00 per share. In addition the company issued three year warrants expiring March 31, 2017 to purchase an additional 750,000 shares of common stock at a purchase price of $1.00 per share. The aggregate investment was $500,000 for 500,000 shares of Common Stock and 750,000 Warrants. The Company received $250,000 in March 2014 and $250,000 in April 2014.

On March 14, 2014 the Company issued 250,000 shares of common stock to a private investor at a purchase price of $1.00 per share. The total amount received as of March 31, 2014 was $250,000. An option was granted to invest $250,000 for 250,000 shares of common stock on or before December, 15, 2014. If exercised, on or before the expiration date, the investor was to be issued, in addition to the Option Shares, Warrants to purchase 750,000 shares of Common Stock at $1.00 per share, expiring March 31, 2017. The option was exercised on November 5, 2014 and the 250,000 option shares and 750,000 warrants were issued on that date when the Company received the additional $250,000.

On April 14, 2014 the Company privately sold 10,000 shares of common stock to a Company Director at a purchase price of $1.00 per share.  .

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

On December 31, 2014 the Company sold 1,000 shares of its common stock to a Company Board member at a purchase price of $1.00 per share.

On December 31, 2014 the Company converted $75,000 of short term debt to 75,000 shares of Common stock at a conversion value of $1.00 per share.

On January 16, 2015 the Company sold 75,000 shares of common stock to a private investor at a purchase price of $1.00 per share.

On February 6, 2015 the Company sold 75,000 shares of common stock to a private investor at a purchase price of $1.00 per share.

On February 12, 2015 the Company sold 100,000 shares of common stock to a private investor at a purchase price of $1.00 per share.

On March 16, 2015 the Company sold 100,000 shares of common stock to a private investor at a purchase price of $1.00 per share.

We are currently investigating various opportunities to raise additional capital through the sale of debt, equity securities and from additional loans from our stockholders.  There can be no assurances that we will be able to continue to sell shares of our common stock or borrow additional funds from any of our stockholders or third parties to finance the costs associated with our future operating and investing activities.

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

The Company has experienced a significant loss from operations. From inception to December 31, 2014, the Company incurred net losses of $12,862,698.  The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

ITEM 9A (T).  CONTROLS AND PROCEDURES

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014  In making this assessment, our management used the criteria established in   Internal Control—Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2014, we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

We did not design and implement adequate controls related to the accounting of inventory at our storage facility in China. This facility has been closed and all inventory is now consolidated at our facility in Las Vegas, NV. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of December 31, 2014:

Name	Age	Position(s)
Byron Georgiou	66	President, Chief Executive Officer, and Chair of the Board
Neil Roth	63	Chief Operating Officer and Secretary
Ken Sprenkle	68	Chief Financial Officer and Treasurer
Robert List	78	Director
Richard Plaster	67	Director

Byron Georgiou has been Chair of the Company since January 2014. On September 19, 2014 the Company’s Board of directors unanimously appointed Mr. Georgiou to become President and Chief Executive Officer.  He previously served as a director of the Company from February 2010 to July 2011.  Mr. Georgiou has had a long career in the private and public sectors in business, law and government service.  From 2009 to 2011 he served as one of ten bipartisan nationwide members on the Financial Crisis Inquiry Commission, which conducted America’s official inquiry into the causes of the continuing financial, economic and housing crises, and reported its results to the President and Congress. Mr. Georgiou is the Chairman of Georgiou Enterprises (www.georgiouenterprises.com), which has wide-ranging interests.  He has served since 2005 on the advisory board of the Harvard Law School Program on Corporate Governance (www.law.harvard.edu/programs/corp_gov), which hosts the world’s leading blog on corporate governance and financial regulation.  From 2000 to 2011, he was Of Counsel to Robbins, Geller, Rudman & Dowd and its predecessor law firms, the world’s largest plaintiffs’ securities practice, investigating and civilly prosecuting financial fraud, with leadership roles on behalf of victimized institutional investors at Enron, WorldCom, Dynegy, AOL/Time Warner and United Health. During Jerry Brown’s second of four terms as California Governor, Mr. Georgiou served as Legal Affairs Secretary, responsible for litigation by and against the Governor, judicial appointments, liaison with the Attorney General, Judiciary and State Bar, legal advice to the Governor and members of his Cabinet, and exercise of the Governor’s powers of extradition and clemency.  He attended Stanford University on a full Alfred P. Sloan academic scholarship, graduating in 1970 with Great Distinction with an A.B. in Political Science, as a participant in the Honors Program in Social Thought and Institutions, and in 1974 received his J.D. Magna Cum Laude from Harvard Law School.

Neil Roth has been our Secretary and Chief Operating Officer since August 2007.  He has also been President of Roth Enterprises since 2003. In addition, he has been President of Designed Diagnostics, Inc. since February 2006.  He has over 35 years of experience in the consumer products industry and corporate management of large corporations. His experience includes top executive positions at Eckerd Drugs, Revco, Thrifty Drugs, Caldor’s, and Lionel Kiddie City among others. For the past ten years, Mr. Roth has been a highly sought after marketing consultant as well as president of a medical diagnostics company.  His top level experience in these multi-billion dollar companies gives him the background to oversee the Company’s operations, marketing, and sales.

Ken Sprenkle has served as the Company’s Chief Financial Officer and Treasurer since April 2010. He has over 35 years’ experience in financial management. Mr. Sprenkle served as Vice President of Finance at Wells Cargo Construction Inc. until 2007. From May 2008 until April, 2010 he was Vice President of Finance at Quinn Concrete Pumping, Inc. From February, 2006 until May, 2008 he was Executive Director at the Las Vegas Rescue Mission. During the period 1985 through 1997 Mr. Sprenkle served on the National Board of Directors of the Construction Financial Managers Association (CFMA), and was President and founder of the CFMA Cleveland OH chapter. Mr. Sprenkle holds a BS in Accounting from Robert Morris College, Pittsburgh, Pennsylvania, and an MBA from Baldwin Wallace University, Berea, Ohio.

Robert List has been a partner at Kolesar & Leatham, a Las Vegas based law firm, since 2009.  Mr. List served as the 24th Governor of Nevada from 1979 to 1983. Prior to being elected Governor, he served as District Attorney of Carson City and for eight years as the elected Attorney General of Nevada.  He was Chairman of both the Western Governors’ Association and the Conference of Western Attorneys General.  Governor List has served as a Presidential or Cabinet Member appointee to governing and advisory boards and commissions under Presidents Nixon, Ford, Carter, and Reagan, and with both Bush administrations.  Mr. List currently serves on several boards of directors, including College Loan Corporation, the National Association of Heavy Equipment Services, Inc., American Asphalt and Paving Inc. and the Nevada Taxpayers’ Association. He was the Republican National Committeeman for Nevada and Chairman of the RNC Budget Committee during the 2011-2012 election cycle. He is also an active volunteer in the Boy Scouts of America.  He received his B.S. degree from Utah State University, and his Juris Doctor degree from the University Of California Hastings College of the Law.

Richard Plaster has been a residential developer of more than 12,500 homes in Las Vegas over the past 30 years.  He currently serves on the boards of the Smith Center for the Performing Arts and the Nevada Ballet Theatre.  He is a past president of the Southern Nevada Homebuilders Association and the Las Vegas Philharmonic.  Mr. Plaster is still involved in the residential development business.  He was previously a member of the Company’s Board of Directors from 2011 through 2013. Mr. Plaster holds a BA in behavioral psychology from Stanford University and an MBA from the University of California, Berkeley.

Election of Directors

All directors of the Company are elected at its annual meeting of stockholders to hold office until the next annual meeting of stockholders and until their successor is elected and qualified, or until such director’s earlier death, resignation or removal.  All officers of the Company serve at the pleasure of the Board, subject to their contractual rights, if any.

Committees of the Board

We do not currently have any committees of the Board.  All functions typically performed by committees are performed by the Board as a whole.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth salaries earned by the Company’s Officers during the fiscal year ended December 31, 2014.  In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Summary Compensation Table (1)
Name and principal position	Year (b)	Salary ($)	Total ($)
(a)	(b)	(c)	(j)
Byron Georgiou, Chief Executive Officer, President	2014	1.00	1.00

Sanford Leavitt, President (2)	2014	72,750	72,750
	2013	27,000	27,000

Neil Roth, Chief Operating Officer	2014	110,196	110,196
	2013	27,000	27,000

Ken Sprenkle, Chief Financial Officer	2014	95,262	95,262
	2013	24,090	24,090

(1)

In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.

(2)     Mr. Leavitt resigned his position on September 16, 2014.

Compensation of Directors

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
R. List	2,000	0	0	0	0	0	2,000

2008 Incentive Stock Option Plan

The Company’s 2008 Incentive Stock Option Plan, was terminated on February 28, 2014 under the terms of the Chapter 11 Plan.  All options outstanding thereunder were terminated as of that date.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended December 31, 2014, all forms required to be filed under Section 16 were filed in a timely manner, except for Forms 3 that should have been filed for Messrs. List and Plaster when they were elected to the Company’s Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 15, 2015 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 41,796,000 shares issued and outstanding as of that date.  Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock
Byron Georgiou (2)	25,617,826	61.3
Sanford Leavitt	3,316,055	7.9
Arthur Robins	3,316,055	7.9
Neil Roth (3)	2,383,328	5.7
Ken Sprenkle	66,175	*
Robert List	1,000	*
Richard Plaster (4)	1,168,609	2.8
All Directors and Executive Officers as a Group (five persons)	29,236,938	70.0

 _________________________

*   Less than 1%

(1)

The address of all individuals listed below is c/o Xtreme Green Electric Vehicles Inc., 3010 E. Alexander Rd. Suite 1002, North Las Vegas, NV  89030.

(2)

Consists of (i) 10,594,776 shares held by The Georgiou Family Trust dated 6/22/09, (ii) 6,000,000 shares held by The Georgiou Children Gift Trust, (iii) 8,404,000 shares held by Georgiou Consulting Inc. Money Purchase Plan, (iv) 309,525 shares held by Byron FBO Therese Exemption Trust, and (v) 309,525 shares held by Therese FBO Byron Exemption Trust

(3)

Includes 52,975 shares held by Mr. Roth’s spouse.

(4)

Consists of shares held by Stone, LLC.  Mr. Plaster has voting and dispositive power over the shares held by that entity.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 29, 2013 a family trust of which a shareholder is a trustee and its affiliates agreed to provide the company with up to $2,000,000 in post-petition financing. The Debtor in Possession (DIP) loan was secured by all the assets of the Debtor and had priority over any and all administrative expenses of the kind specified in section 503(b) and 507 (b) of the Bankruptcy court. The DIP loan and the provisions of the DIP loan were approved by the Bankruptcy court. The DIP loan was impaired under the plan. The DIP Financing Creditor received 19,600,000 shares of “Non-Locked Up Stock”, representing 49% of the outstanding shares of the reorganized Company at the time of plan confirmation.

Under the terms of the Chapter 11 Plan, all stockholder loans and other unsecured debt obligations that were previously reported on the Company’s financial statements were converted into equity on the Confirmation Date.

Since the Confirmation Date, Mr. Georgiou, our Chairman and Chief Executive Officer, has loaned the Company $180,000. This loan was outstanding as of December 31, 2014, bears interest at 3.0% per annum, and is due upon demand.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-Q during the last two fiscal years 2014 and 2013 were $28,000 and $24,500, respectively.

Audit-Related Fees. None.

Tax Fees.  $4,000 each for fiscal years 2013 & 2014

All Other Fees. None.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 12, 2008 (1)
2.2	Order Confirming First Amended Plan of Reorganization dated January 29, 2014 (2)
2.3	First Amended Plan of Reorganization dated December 11, 2013 (2)
3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
3.3	Articles of merger (3)
3.4	Articles of merger (name change) (3)
3.5	Articles of merger (name change) (4)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed November 12, 2008

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed February 4, 2014

(3) Incorporated by reference to the Company’s Annual Report on Form 10-K for year ended December 31, 2008

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed May 6, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 27, 2015	Xtreme Green Electric Vehicles Inc.

/s/ Byron Georgiou
Byron Georgiou
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Byron Georgiou, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Byron Georgiou	President, Chief Executive Officer, Chair of The Board	March 27, 2015

/s/	Neil Roth	Chief Operating Officer, Secretary	March 27, 2015

/s/	Ken Sprenkle	Chief Financial Officer, Treasurer	March 27, 2015
/s/	Robert List	Director	March 27, 2015

/s/	Richard Plaster	Director	March 27, 2015

XTREME GREEN ELECTRIC VEHICLES INC.

INDEX TO FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xtreme Green Electric Vehicles Inc.

We have audited the accompanying consolidated balance sheets of Xtreme Green Electric Vehicles Inc. as of December 31, 2014, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the year December 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Green Electric Vehicles Inc.  as of  December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

Las Vegas, Nevada

March 27, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xtreme Green Products Inc.

We have audited the accompanying consolidated balance sheet of Xtreme Green Products Inc. as of December 31, 2013 and the related consolidated statement of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Green Electric Vehicles Inc.  as of  December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

April 15, 2014

XTREME GREEN ELECTRIC VEHICLES INC.

Consolidated Balance Sheets

December 31, 2014 and December 31, 2013

	2014	2013
ASSETS
Current Assets:
Cash	$ 11,104	$ 261,436
Accounts receivable, net of allowance of $0 & $9,700	36,667	87,316
Inventory	559,403	408,287
Other current assets (note 3)	115,256	122,423
Total current assets	722,430	879,462
Property and equipment, net (note 4)	299,070	162,953
Other assets	88,750	100,000
TOTAL ASSETS	$ 1,110,250	$ 1,142,415

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 194,638	$ 883,985
Accrued expenses- related parties	-	704,580
Accrued interest	-	115,520
Accrued interest- related parties	-	284,894
Convertible debt- related party, net of discount	-	3,513,500
Convertible debt- other, net of discount	-	71,303
Customer deposits (note 6)	44,524	367,900
Current portion of long-term debt	33,252	242,190
Stockholder loans	180,000	374,587
Total current liabilities	452,414	6,558,459
Deferred rent	33,370	25,778
Notes payable	155,143	-
Extended warranty reserve	22,599	3,976
Total liabilities	663,526	6,588,213

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,546,000 and 48,463,370 shares issued and outstanding, as of December 31, 2014 and December 31, 2013	-	4,846
Common stock payable	41,546	-
Additional paid-in capital	13,267,876	5,871,900
Accumulated deficit	(12,862,698)	(11,322,544)

Total stockholders' equity (deficit)	446,724	(5,445,798)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,110,250	$ 1,142,415

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES INC.

Consolidated Condensed Statements of Operations

For the Years Ended December 31, 2014 and 2013

	2014	2013

Sales, net	$ 971,703	$ 138,420

Cost of sales (exclusive of depreciation expense)	1,172,340	124,849

Gross margin (loss)	(200,637)	13,571

Costs and expenses:
General and administrative	1,459,169	1,126,641
Sales and marketing	264,824	-
Research and development	18,488	-

Total costs and expenses	1,742,481	1,126,641

Net loss from operations	(1,943,118)	(1,113,070)

Other income (expense)
Miscellaneous income	1,022
Loss from equipment sales	(28,511)	-
Interest expense	(20,150)	(253,248)
Plant closing & moving	(48,818)
Expenses associated with fund raising	(27,937)	-
Director fees	(2,000)
Total other income (expense)	(126,394)	$ (253,248)

Expenses and fees related to Chapter 11 filing:
Gain realized from Chapter 11 Reorganization	562,927	-
Professional fees	(33,565)	-

Net loss before provision for income taxes	$ (1,540,150)	$ (1,366,318)
Provision for income taxes	-	-
Net loss	$ (1,540,150)	$ (1,366,318)

Per share information - basic and diluted:

Loss per common share	$ (0.04)	$ (0.03)

Weighted average common shares outstanding	42,202,971	48,463,370

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

	Common Stock		Stock Payable
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance- December 31, 2012	48,463,370	$ 4,846			$ 5,809,996	$ (9,956,226)	$ (4,141,388)

Fair value of options issued	-	-			61,904		61,904

Net Loss	-	-				(1,366,318)	(1,366,318)

Balance- December 31, 2013	48,463,370	4,846			5,871,900	(11,322,544)	(5,445,798)

Cancellation of 48,463,370 shares per Chapter 11	(48,463,370)	(4,846)				-	(4,846)

New shares to be issued , par value .001 – post Chapter 11	-	-	40,000,000	40,000			40,000

Gain from Shareholder loans and options as result of Chapter 11					5,851,522		5,851,522

New shares purchased at $1.00 per share	-	-	1,546,000	1,546	1,544,454		1,546,000

Net Loss	-	-	-	-	-	(1,540,150)	(1,540,150)

Balance- December 31, 2014			41,546,000	$ 41,546	13,267,876	(12,832,694)	446,724

See the accompany notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss	$ (1,540,150)	$ (1,366,318)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	61,904
Depreciation	90,854	46,118
Accretion of discount on convertible debts	-	5,546
Loss (gain) from equipment disposals	28,511	(9,379)
(Gain) loss on the disposition of property and equipment	(562,927)	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	50,649	(87,316)
Decrease in related party receivable	-	13,500
(Increase) in inventory	(152,361)	(298,797)
(Increase) decrease in other current assets	7,168	(76,603)
(Increase) decrease in other assets	11,250	(63,814)
Increase in accounts payable and accrued expenses	216,225	49,156
(Decrease) in accrued expenses- related party	(279)	2,027
(Decrease) increase in accrued Interest	(22,869)	115,520
Increase in accrued interest- related party	1,368	107,239
Increase in deferred rent	7,592	25,778
(Decrease) increase in warranty reserve	14,293	-
Increase in extended warranty	18,622	3,976
Increase in customer deposits	(44,450)	55,216
Net cash used in operating activities	(1,876,577)	(1,416,247)
Cash flows from investing activities:
Proceeds from sale of property and equipment	14,000	35,658
Purchase of property and equipment	(269,479)	(14,178)
Net cash provided by investing activities	(255,479)	21,480
Cash flows from financing activities:
Proceeds from issuance of common stock	1,546,000	-
Proceeds from convertible debt- related party	-	1,674,500
Proceeds from long-term debt	191,457	-
Repayment of convertible debt	(15,371)	-
Repayment of long-term debt	(3,062)	(45,551)
Proceeds from related party loans (net)	180,000	27,254
Repayment of stockholders loan	(17,300)	-
Net cash provided by financing activities	1,881,724	1,656,203
Net (decrease) increase in cash	(250,332)	261,436
Cash- Beginning of Period	261,436	-
Cash- End of Period	$ 11,104	$ 261,436
Supplemental Cash Flow Information:
Cash paid for interest	$ 41,972	$ -

Non Cash Investing and Financing Activities:
Accounts payable and accrued expenses exchanged for stock	$ 515,391	$ -
Accrued expenses – related party exchanged for stock	$ 654,301	$ -
Accrued interest – exchange for stock	$ 115,520	$ -
Accrued interest – related party exchanged for stock	$ 262,035	$ -
Convertible debt – related party exchanged for stock	$ 4,013,500	$ -
Convertible debt – other exchanged for stock	$ 55,932	$ -
Customer deposits exchanged for stock	$ 70,356	$ -
Long-term debt exchanged for stock	$ 137,750	$ -
Stockholder loans to be exchanged for stock	$ 354,991	$ -

See the accompanying notes to the consolidated financial statements.

Xtreme Green Electric Vehicles Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 1. Organization and Significant Accounting Policies.

Xtreme Green Electric Vehicles Inc. (the Company) was incorporated under the laws of the State of Nevada on May 21, 2007.  The Company is an eco-vehicle company that has developed the largest line of revolutionary, green, 100% electric powered specialty vehicles.

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

Accounts Receivable and Major Customers

Accounts receivable are due primarily from companies located throughout the United States. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. There was no allowance for doubtful accounts at December 31, 2014.

Shipping costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Inventory

Inventory is stated at the lower of cost or market.  Cost is principally determined by using the average cost method of accounting for inventory.  Inventory consists of raw materials, vehicles in process, as well as finished vehicles held for sale.  The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. Inventory consists primarily of vehicles in process and parts. As a result of increased sales orders and projections, the Company increased the value of inventory by $206,544 during the year ended December 31, 2014. The Company also transferred $92,252 of its finished goods inventory (demo units) from inventory to fixed assets during the year ended December 31, 2014.

Inventory at December 31, 2014 is composed of the following:

Vehicles in Process

$  52,134

 Parts

$507,269

Intangible Assets and Long Lived Assets

The Company annually reviews long-lived assets and certain identifiable intangibles for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  No such impairment losses have been identified for the years ended December 31, 2014 and 2013.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable, and note due to a stockholder. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items and the use of market rates of interest.  The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions of similar debt instruments.

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

Recent Pronouncements

There were no recently issued FASB pronouncements that would have a material effect on the accompanying consolidated financial statements.

Note 2. Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We filed for reorganization under Chapter 11 of the Bankruptcy Code on August 22, 2013.

During the Chapter 11 Case, the Company operated as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code.

On January 29, 2014, the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan Of Reorganization under Chapter 11 of the Bankruptcy Code.  The Bankruptcy Court ordered the Chapter 11 closed as of February 28, 2014.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2014, aggregating $12,862,698 and has working capital and stockholder equity of $270,016 and $446,724 at December 31, 2014. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

Note 3.  Other Current Assets

Other current assets consist of the following as of December 31, 2014and 2013:

	2014	2013
Prepaid inventory	$ 28,969	$ 41,461
Prepaid insurance	67,387	49,802
Other deposits	18,900	31,160
	$ 115,256	$ 122,423

Note 4.  Property and Equipment

Property and equipment consists of the following as of December 31, 2014 and 2013:

	2014	2013
Manufacturing equipment	$ 125,730	$ 113,090
Finished goods equipment	155,455	92,252
Other equipment	23,020	21,995
Leasehold improvements	13,722	10,317
Automotive equipment	202,659	63,155
	520,586	300,809
Accumulated depreciation	(221,516)	(137,855)
	$ 299,070	$ 162,954

Depreciation charged to operations was $90,854 and $46,118 for the years ended December 31, 2014 and 2013, respectively.

Note 5.  Liabilities Subject to Compromise

Liabilities subject to compromise refers to prepetition obligations which were impacted by Chapter 11 reorganization. The following amounts included in the Balance Sheet at December 31, 2013 represented the debtor’s estimate of known or potential prepetition obligations resolved in connection with the Chapter 11 Bankruptcy Case. Substantially all of the company’s debt has been classified as liabilities subject to compromise.

Accounts Payable & accrued liabilities	$ 870,367
Accrued expenses – related party	630,763
Accrued interest – related party	291,212
Customer deposits	292,545
Convertible debt	2,909,803
Stockholder loans	361,872
Long-term debt	251,245
Total liabilities subject to compromise	$ 4,755,658

Note 6. Customer Deposits

As of December 31, 2014, customer deposits totaled $44,524 compared to $367,900 as of December 31, 2013. Included in the 2013 deposits was a $250,000 advance from a major third party distributor for the purchase of inventory and $117,900 representing customer deposits on sales orders.

Note 7. Line of Credit, Convertible Debt, and Long-Term Debt

Line of Credit

The Company’s term loan with a financial institution in the amount of $92,190 was paid in full during fiscal year 2014.

Related Party Debt – During fiscal year ended December 31, 2014 our majority shareholder loaned the Company $180,000. The loan was outstanding at December 31, 2014, is due upon demand, and bears interest at 3.0%.

Convertible Debt – Related Party

 Under the terms of the Plan, all stockholder loans and other unsecured debt obligations that were previously reported on the Company’s financial statements were converted into equity on the Confirmation Date. As a result, no such loans remained outstanding as of December 31, 2014.

Other long-term debt

Under the terms of the Plan, all stockholder loans and other unsecured debt obligations that were previously reported on the Company’s financial statements were converted into equity on the Confirmation Date. As a result, no such loans remained outstanding as of December 31, 2014.

On March 31, 2014 the Company financed a vehicle purchase in the amount of $54,480. Payments are due over a 60 month period and bear interest at 2.99%. The loan is guaranteed by our majority shareholder. The balance due at December 31, 2014 was $47,665.

On July 7, 2014 the Company financed a vehicle purchase in the amount of $60,281. Payments are due over a 72 month period and bear interest at 1.9%.  The loan is guaranteed by our majority shareholder. The balance due at December 31, 2014 was $57,161.

Note 8. Stockholders’ Equity

Common Shares

On August 22, 2013 the Company’s majority shareholder agreed to provide the company with up to $2,000,000 in post-petition financing. The Debtor in Possession (DIP) loan was secured by all the assets of the Debtor and had priority over any and all administrative expenses of the kind specified in section 503(b) and 507 (b) of the Bankruptcy code. The DIP loan and the provisions of the DIP loan were approved by the Bankruptcy court. The DIP loan was impaired under the plan. The DIP Financing Creditor received 19,600,000 shares, representing 49% of the outstanding shares of the reorganized Company at the time of confirmation of the Plan

Prior to January 29, 2014, there were issued and outstanding 48,463,370 shares of common stock. Immediately following the cancellations and issuances pursuant to the Plan, there were issued and outstanding 40,000,000 shares of common stock.

The following financings were completed up through the period ended December 31, 2014

On March 14, 2014 the Company agreed in a private offering to sell 500,000 shares of common stock to a private investor at a purchase price of $1.00 per share. In addition the Company issued three year warrants expiring March 31, 2017 to purchase an additional 750,000 shares of common stock at a purchase price of $1.00 per share. The aggregate investment was $500,000 for 500,000 shares of Common Stock and 750,000 Warrants. The Company received $250,000 in March 2014 and $250,000 in April 2014.

On March 14, 2014 the Company issued 250,000 shares of common stock to a private investor at a purchase price of $1.00 per share. The total amount received as of March 31, 2014 was $250,000. An option was granted to invest $250,000 for 250,000 shares of common stock on or before December, 15, 2014. If exercised, on or before the expiration date, the investor was to be issued, in addition to the Option Shares, Warrants to purchase 750,000 shares of Common Stock at $1.00 per share, expiring March 31, 2017. The option was exercised on November 5, 2014 and the 250,000 option shares and 750,000 warrants were issued on that date when the Company received the additional $250,000.

On April 14, 2014 the Company privately sold 10,000 shares of common stock to a Company Director at a purchase price of $1.00 per share.

On April 24, 2014 the Company privately sold 100,000 shares of common stock to a private investor at a purchase price of $1.00 per share..

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

On December 31, 2014 the Company sold 1,000 shares of its common stock to a Company Board member at a purchase price of $1.00 per share.

On December 31, 2014 the Company converted $75,000 of short term debt to 75,000 shares of Common stock at a conversion value of $1.00 per share.

Stock Option Plan

The company’s 2008 Incentive Stock Option Plan was terminated on February 28, 2014 under the terms of the Chapter 11 Plan. All options outstanding the plan were terminated as of that date.

Note 9. Related Party Transactions

Stockholder Loans

Under the terms of the Plan, all related party loans and other unsecured debt obligations that were previously reported on the Company’s financial statements were converted into equity on the Confirmation Date. As a result, no such loans remained outstanding as of December 31, 2014.

On March 31, 2014 the Company financed a vehicle purchase in the amount of $54,480. Payments are due over a 60 month period and bear interest at 2.99%. The loan is guaranteed by our majority shareholder. The balance due at December 31, 2014 was $47,665.

On July 7, 2014 the Company financed a vehicle purchase in the amount of $60,281. Payments are due over a 72 month period and bear interest at 1.9%.  The loan is guaranteed by our majority shareholder. The balance due at December 31, 2014 was $57,161.

 During fiscal year ended December 31, 2014, our majority shareholder loaned the Company $180,000. The loan was outstanding at December 31, 2014, is due upon demand, and bears interest at 3.0%.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2014 and 2013. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate

      34%

Effect of operating losses

(34)%

    0.00%

As of December 31, 2014, the Company has a net operating loss carry forward of approximately $8.6 million. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2030. The deferred tax asset of approximately $3.1 million relating to the operating loss carry forward has been fully reserved at December 31, 2014. The increase in the valuation allowance related to the deferred tax asset was approximately $1,500,000 during 2014.

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2014. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within its income tax returns. Due to the carry forward of net operating losses, the federal and state income tax returns are subject to audit for periods beginning in 2008.

Note 11. Commitments

During September 2013, the Company entered into a lease for office and warehouse space for a 52 month period. The lease calls for rental payments as follows:

2015	153,543
2016	172,878
thereafter	191,467
$ 517,888

Rent expense was $243,634 and $106,829 for the years ended December 31, 2014 and 2013, respectively, and includes other related charges such as common area maintenance fees. In addition, it includes rental charges in China for space used on an as-needed basis.

Note 12. Subsequent Events

On January 16, 2015 the Company sold 75,000 shares of common stock to a private investor at a purchase price of $1.00 per share..

On February 6, 2015 the Company sold 75,000 shares of common stock to a private investor at a purchase price of $1.00 per share.

On February 12, 2015 the Company sold 100,000 shares of common stock to a private investor at a purchase price of $1.00 per share.

On January 21, 2015 the Company was granted a tax abatement by the Governor’s Office of Economic Development (GOED). The agreement was effective December 31, 2013 and includes a sales and use tax abatement of 6.1%, a sales and use tax deferral of 2%, modified business tax abatement of 50% of the levied tax for a period of 4 years, and personal property tax abatement of 50% of the levied tax for a period of 10 years.

On February 4, 2015 the Company entered into a lease purchase agreement for the purchase of manufacturing equipment. The amount of the loan is $65,144 and is payable in 33 installments of $2,412 including sales tax.

The loan is guaranteed by the Company’s majority stockholder.

On January 15, 2015, the Company entered into a consulting agreement with Control Logistico to find a distributor for the country of Chile.     On January 19, 2015, the Company signed an agreement with Dagoway Trading in Chile to be the exclusive distributor.

On March 1, 2015, the Company entered into a one year consulting agreement with Control Logistico to develop and manage distributors in 12 Latin American counties. On March 5, 2015, through the efforts of Control Logistico, the Company signed agreements with distributors in Peru, Columbia, Costa Rica and Ecuador.

On March 16, 2015 the Company sold 100,000 shares of common stock to a private investor at a purchase price of $1.00 per share.