Form 10-Q
period 2015-03-31
XTREME GREEN ELECTRIC VEHICLES INC.
filed 2015-05-12
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of issuer’s common stock, $0.001 par value as of May 11, 2015: 42,246,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	2015	2014
ASSETS
Current assets:
Cash	$258,842	$11,104
Accounts receivable	734	36,667
Inventory	605,401	559,403
Prepaid expenses and deposits (note 6)	176,129	115,256
Total current assets	1,041,106	722,430

Property and equipment, net	385,639	299,070
Deposit on lease	88,750	88,750

TOTAL ASSETS	$1,515,495	$1,110,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$130,120	$194,638
Customer deposits	12,583	44,524
Current portion of long-term debt	81,208	33,252
Stockholder loans	675,000	180,000
Total current liabilities	898,911	452,414

Deferred rent	30,978	33,370
Notes payable	164,294	155,143
Warranty reserves	37,687	22,599

Total Liabilities	1,131,870	663,526

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,896,000 and 41,546,000 shares issued and outstanding, respectively	41,896	-
Common Stock Payable		41,546
Additional paid-in capital	13,617,526	13,267,876
Accumulated deficit	(13,275,797)	(12,862,698)
Total stockholders’ equity	383,625	446,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,515,495	$1,110,250

See the accompanying notes to the financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Sales, net	$192,613	$342,731

Total revenue	192,613	342,731

Cost of sales	197,524	355,412

Gross margin	(4,911)	(12,681)

Cost and expenses:
General and administrative	331,052	387,496
Sales and marketing	69,058	73,184
Directors fees	4,000	-
Interest expense	4,078	13,398

Total costs and expenses	408,188	474,078

Net loss from operations	(413,099)	(486,759)

Gain realized from Chapter 11 Reorganization	-	571,578

Net income (loss) before provision for income taxes	(413,099)	84,819
Provision for income taxes

Net income (loss)	$(413,099)	$84,819

Per share information - basic and diluted:

Income (loss) per common share	$(0.01)	$0.00

Weighted average common shares outstanding	41,655,894	44,214,496

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Statements of Cash flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(413,099)	$84,819
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	23,354	15,526
Gain realized from Chapter 11 Reorganization	-	(571,578)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	35,933	(134,800)
(Increase) decrease in inventory	(75,998)	61,542
(Increase) in other current assets	(60,872)	(88,156)
Decrease in accounts payable and accrued expenses	(1,512)	(185,842)
Decrease in accrued expenses - related party	-	(50,279)
Increase (decrease) in accrued interest - related party	2,626	(22,859)
(Decrease) Increase in warranty reserve	(21,258)	7,297
(Decrease) Increase in extended warranty	(1,678)	11,722
Decrease in customer deposits	(31,942)	(38,975)
Net cash used in operating activities	(544,446)	(911,586)
Cash flows from investing activities:
Purchases of property and equipment	(109,923)	(92,752)
Net cash used in investing activities	(109,923)	(92,752)
Cash flows from financing activities:
Proceeds from issuance of common stock	350,000	500,000
Proceeds from long-term debt	65,144	83,634
Proceeds from convertible debt - related party	-	500,000
Proceeds from Stockholder loans	527,600
Repayment of convertible debt	-	(15,371)
Repayment of long term debt	(2,912)
Repayment of long-term debt	(5,125)	-
Repayment of Stockholder’s loan	(32,600)
Net cash provided by financing activities	902,107	1,050,763

Net increase in cash	247,738	46,425
Cash - beginning of period	11,104	261,436
Cash - end of period	$258,842	$307,861

Supplemental Cash Flow Information:
Cash paid for interest	$1,452	$-

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of and for the year ended December 31, 2014, on Form 10-K, including notes thereto.

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

(3) Earnings per Share

The Company calculates net income (loss) per share as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” “Basic earnings” (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

(4) Basis of Reporting

During the Chapter 11 Case, the Company operated as a “debtor in possession.” On January 29, 2014, the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan of Reorganization under the Chapter 11 of the Bankruptcy Code. The Bankruptcy court ordered the Chapter 11 closed as of February 28, 2014.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $413,099 for the three month period ended March 31, 2015 and accumulated deficit of $13,275,797 as of March 31, 2015, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

(6) Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expenses. Depreciation is computed using the straight line method over the estimated useful lives of the assets of 5 years.

Property and equipment consists of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Manufacturing equipment	$195,592	$125,730
Finished goods equipment	155,455	155,455
Other equipment	23,020	23,020
Leasehold improvements	53,783	13,722
Automotive equipment	202,659	202,659
	630,509	520,586
Accumulated depreciation	(244,870)	(221,516)
	$385,639	$299,070

(7) Inventory

The value of inventory is determined by using the average cost method of accounting which calculates the cost of ending inventory and cost of goods sold for a period on the basis of the weighted average cost per unit. Inventory consists of finished vehicles, vehicles in process, and parts. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company has recorded a reserve for obsolete inventory at March 31, 2015 of $39,552 as a result of closing its China facility.

(8) Prepaid expenses and deposits:

	March 31, 2015	December 31, 2014
Prepaid inventory	$47,438	$28,969
Prepaid insurance	80,663	67,387
Other prepaid expenses	48,028	18,900
TOTAL	$176,129	$115,256

(9) Stock Holder Loans

As of December 31, 2014 there was a loan balance due to the Company’s major stockholder and CEO of $180,000. During the period ended March 31, 2015 the Company borrowed an additional $245,000 from its majority shareholder and CEO and $250,000 from another shareholder. The balance due on the loans at March 31, 2015 is $675,000, are due upon demand, and bear interest at 3.0%.

(10) Long Term Debt

On February 4, 2015 the Company entered into a lease purchase agreement for the purchase of manufacturing equipment. The amount of the loan is $65,144 and is payable in 33 installments of $2,412 including sales tax. The loan is guaranteed by the Company’s majority stock holder. There remains a balance due at March 31, 2015 of $62,677.

(11) Equity Transactions

On January 16, 2015 the Company privately sold 75,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On February 6, 2015 the Company privately sold 75,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On February 12, 2015 the Company privately sold 100,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On March 16, 2015 the Company privately sold 100,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

(12) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

(13) Subsequent Events

On April 14, 2015 the Company sold 100,000 shares of its Common Stock to a private investor at a purchase price of $1.00 per share.

On May 7, 2015 the Company privately sold 250,000 shares of its common stock to a private investor at a purchase price of $1.00 per share. In addition the company issued three year warrants expiring March 31, 2017 to purchase an additional 250,000 shares of Common Stock at $1.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information herein contains forward-looking statements. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

On January 19, 2015, the Company signed an agreement with Dagoway Trading in Chile to be the exclusive distributor. In addition, on March 15, 2015, the Company signed agreements with distributors in Peru, Colombia, Costa Rica and Ecuador.

On February 4, 2015 the Company entered into a lease purchase agreement for the purchase of manufacturing equipment. The amount of the loan is $65,144 and is payable in 33 installments of $2,412 including sales tax. The loan is guaranteed by the Company’s majority stockholder.

During the period ended March 31, 2015 the company closed its subassembly facility in Wenling, China relocating all equipment and inventory to its main manufacturing and assembly plant in Las Vegas, Nevada. As a result of this move 100% of the Company’s manufacturing and assembly will be accomplished in the United States.

Results of Operations

Comparison of three months ended March 31, 2015 to the three months ended March 31, 2014

Revenue - Sales for the three months ended March 31, 2015 were $192,613 compared to $342,731 for the three months ended March 31, 2014. Since its emergence from Chapter 11 Reorganization the Company has gone through a substantial reorganization. A significant amount of time and resources were allocated to the closing and relocation of its China facility to Las Vegas, installation of new machinery and equipment, and restructuring its marketing strategy through the addition of new distribution channels both domestically and internationally. As a result of this reorganization, the company’s sales were negatively impacted with some order commitments moved to the second quarter 2015.

Cost of Sales - Cost of sales for the three months ended March 31, 2015 was $197,524 which resulted in a loss of $4,911 compared to cost of sales of $355,412 and a loss of $12,681 for the comparable prior year period. Direct costs of manufacturing and factory overhead costs are applied to cost of sales using predetermined rates. Excess manufacturing capacity resulted in increased fixed costs in our units produced relative to the revenues generated. In addition the Company’s production efficiency was negatively impacted as a result of the Company’s reorganization as previously mentioned.

General and administrative – General and administrative expenses were $331,052 for the three months ended March 31, 2015 compared to $387,496 for the three months ended March 31, 2014. The reduction in general and administrative expense is primarily a result of the Company’s emphasis and strategy to reduce overhead costs. In addition the closing of the China facility enabled the Company to downsize and consolidate some of its administrative positions. Our general and administrative expenses consist primarily of salaries, insurance expense, legal and professional fees, and general operating costs. The Company also incurred $10,668 in moving expense to relocate the inventory in China to our Las Vegas plant. We had 23 full-time employees during the three months ended March 31, 2015.

Sales & marketing - The cost of sales and marketing for the three months ended March 31, 2015 was $69,058 compared to $73,184 for the same prior year period. The savings realized are a result of cost cutting measures implemented during the first quarter ended March 31, 2015. The Company is in the process of repositioning itself both domestically and internationally through the employment of marketing consultancies and addition of independent distributorships.

Interest expense - Interest expense for the three months ended March 31, 2015 was $4,078 compared to interest of $13,398 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders. The reduction in interest expense is primarily due to the reduction in shareholder notes payable when compared to the same prior year period.

Loss from operations - We incurred a loss from operations of $398,431 for the three months ended March 31, 2015 compared to a loss of $486,759 for the comparable prior year period. The reduction in the Company’s loss is a result of general and administrative cost cutting measures implemented during the first quarter ended March 31, 2015.

Extraordinary costs and expenses - During the prior year period ended March 31, 2014 the Company incurred a net realized gain of $571,578 as a result of the Chapter 11 Reorganization. This gain resulted in a net income before provision for income tax of $84,819.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders. From inception through March 31, 2015, we have incurred a cumulative net loss of $13,275,797. The notes to our financial statements include language that raises doubt about our ability to continue as a going concern. At March 31, 2015 the Company had cash of $258,842, net working capital of $142,195, and stock holders’ equity of $383,625.

On August 22, 2013, following the filing of our voluntary petition for relief under Chapter 11 of the Bankruptcy Code, our controlling shareholder and affiliates provided the Company with up to $2,000,000 in post-petition court approved financing. The Debtor in Possession (DIP) loan was secured by all of the Company’s assets and had priority over any and all administrative expenses of the kind specified in the Bankruptcy Code. The DIP Financing Creditor received 19,600,000 shares of “Non-Locked Up Stock”.

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

On January 16, 2015 the Company privately sold 75,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On February 6, 2015 the Company privately sold 75,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On February 12, 2015 the Company privately sold 100,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On March 16, 2015 the Company privately sold 100,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On April 14, 2015 the Company privately sold 100,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On May 7, 2015 the Company privately sold 250,000 shares of its common stock to a private investor at a purchase price of $1.00 per share. In addition the company issued three year warrants expiring March 31, 2017 to purchase an additional 250,000 shares of Common Stock at $1.00 per share.

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

Going Concern

Our ability to operate profitably will depend primarily on increasing our revenue, controlling our costs, reducing our liabilities, and obtaining sufficient financing or other capital to operate successfully.

Our condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have experienced a significant loss from operations as a result of investment necessary to achieve the Company’s operating plan, which is long-term in nature. From inception to March 31, 2015 we have incurred a cumulative net loss totaling $13,275,797 and have working capital and stockholders equity of $142,195 and $383,625 at March 31, 2015. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We are actively pursuing financing for our operations and we are seeking additional private investments. In addition, we are seeking to grow our revenue base. Failure to secure such financing, raise additional equity capital and grow our revenue base may result in the depletion of available funds and as a result, we may not be able to pay our obligations.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report as they relate to inventory control at the Company’s China storage facility currently being relocated to the Company’s main assembly plant in Las Vegas, NV. The Company expects as a result of the relocation, these inventory issues will no longer occur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2015 the Company privately sold 75,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On February 6, 2015 the Company privately sold 75,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On February 12, 2015 the Company privately sold 100,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On March 16, 2015 the Company privately sold 100,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

All shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) thereunder.

Item 5. Other Information

None.

Item 6. Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xtreme Green Electric Vehicles Inc. (Registrant)

Date: May 11, 2015	/s/ Byron Georgiou
Byron Georgiou
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer
(Principal Financial and Accounting Officer)

