Form 10-Q
period 2015-06-30
XTREME GREEN ELECTRIC VEHICLES INC.
filed 2015-08-07
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of August 7, 2015: 42,396,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

	2015	2014
ASSETS	Unaudited
Current assets:
Cash	$41,605	$11,104
Accounts receivable, net of allowance	151,908	36,667
Inventory (note 6)	651,982	559,403
Prepaid expenses and deposits (note 7)	137,902	115,256
Total current assets	983,397	722,430

Property and equipment, net (note 5)	396,955	299,070
Deposit on lease	88,750	88,750

TOTAL ASSETS	$1,469,102	$1,110,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$120,821	$194,638
Customer deposits	13,224	44,524
Current portion of long-term debt	63,229	33,252
Stockholder loans	675,000	180,000
Total current liabilities	872,274	452,414

Deferred rent	28,946	33,370
Notes payable	173,007	155,143
Warranty reserves	23,435	22,599

Total Liabilities	1,097,662	663,526

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 42,246,000 and 41,546,000 shares issued and outstanding, respectively	42,246	-
Common Stock Payable		41,546
Additional paid-in capital	13,967,176	13,267,876
Accumulated deficit	(13,637,982)	(12,862,698)
Total stockholders’ equity	371,440	446,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,469,102	$1,110,250

See the accompanying unaudited notes to the financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales, net	$422,204	$204,945	$614,817	$547,676

Cost of sales	342,754	295,397	540,278	650,809

Gross margin (loss)	79,450	(90,452)	74,539	(103,133)

Costs and expenses:
General and administrative	320,755	371,832	637,454	759,328
Sales and marketing	121,453	88,839	194,196	162,023
Directors Fees	4,000		8,000
Moving and relocation			10,668
Interest expense	8,474	1,987	12,552	15,385
Other Income	(13,047)		(13,047)
Total costs and expenses	441,635	460,658	849,823	936,736

Net loss from operations	(362,185)	(553,110)	(775,284)	(1,039,869)

Extraordinary costs and expenses:
Gain realized from Chapter 11 Reorganization	-	-	-	571,578
Expenses and fee related to Chapter 11 filing	-	(42,316)	-	(42,316)

Net loss before provision for income taxes	$(362,185)	$(595,426)	$(775,284)	$(510,607)

Provision for income taxes	-	-	-	-

Net loss	$(362,185)	$(595,426)	$(775,284)	$(510,607)

Per share information - basic and diluted:

Loss per common share	$(0.01)	(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding	42,125,121	40,840,934	41,925,696	45,885,897

See the accompanying unaudited notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Statements of Cash flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(775,284)	$(510,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	46,434	40,541
Gain realized from Chapter 11 Reorganization	-	(571,578)
Gain from sale of equipment	(5,642)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(115,241)	56,842
Increase in inventory	(122,578)	(92,132)
Increase in other current assets	(22,646)	(15,971)
(Decrease) increase in accounts payable and accrued expenses	(31,391)	203,139
Decrease in accrued expenses - related party	-	(50,279)
Increase (decrease) in accrued interest - related party	7,675	(22,869)
Decrease in warranty reserve	(24,524)	(9,564)
Increase in extended warranty	836	16,603
Decrease in customer deposits	(31,301)	(38,975)
Net cash used in operating activities	(1,073,662)	(994,850)
Cash flows from investing activities:
Proceeds from sale of equipment	6,000
Purchases of property and equipment	(144,677)	(190,833)
Net cash used in investing activities	(138,677)	(190,833)
Cash flows from financing activities:
Proceeds from issuance of common stock	700,000	495,000
Proceeds from long-term debt	65,144	135,375
Proceeds from convertible debt - related party	-	500,000
Repayment of convertible debt	-	(15,371)
Repayment of long term debt	(17,304)	-
Repayment of Stockholder’s loan	(32,600)	-
Proceeds from stockholders loan	527,600	(17,500)
Net cash provided by financing activities	1,242,840	1,097,504
Net increase in cash	30,501	88,179
Cash - beginning of period	11,104	261,436
Cash - end of period	$41,605	$173,257
Supplemental Cash Flow information:
Cash paid for interest	3,425	15,385
Cash paid for taxes	-	-

See the accompanying unaudited notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

(3) Earnings per Share

The Company calculates net income (loss) per share as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings” (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

(4) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $775,284 for the six month period ended June 30, 2015 and accumulated deficit of $13,637,982 as of June 30, 2015. The Company expects that without additional capital it is expected that it will continue to have negative cash flows through the next twelve months.

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

(5) Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expenses. Depreciation is computed using the straight line method over the estimated useful lives of the assets of 5 years.

Property and equipment consists of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Manufacturing equipment	$199,059	$125,730
Vehicles for demonstration	185,335	155,455
Other equipment	24,427	23,020
Leasehold improvements	53,783	13,722
Automotive equipment	188,266	202,659
	650,870	520,586
Accumulated depreciation	(253,915)	(221,516)
	$396,955	$299,070

(6) Inventory

The value of inventory is determined by using the average cost method of accounting which calculates the cost of ending inventory and cost of goods sold for a period on the basis of the weighted average cost per unit. Inventory consists of finished vehicles, vehicles in process, and parts. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company has recorded a reserve for obsolete inventory at June 30, 2015 of $5,338.

Inventory consists of the following as of June 30, 2015 and December 31, 2014:

Parts and accessories	560,712	507,269
Vehicles in process	91,270	52,134
Total	651,982	559,403

(7) Prepaid expenses and deposits:

	June 30, 2015	December 31, 2014
Prepaid inventory	$21,633	$28,969
Prepaid insurance	55,165	67,387
Other prepaid expenses	61,104	18,900
TOTAL	$137,902	$115,256

(8) Stock Holder Loans

As of June 30, 2015 there was a loan balance due to the Company’s largest stockholder and CEO of $425,000 and an additional $250,000 due to another shareholder. The total balance due on the loans at June 30, 2015 is $675,000, The loans are due upon receipt, and bear interest at 3.0%.

(9) Long Term Debt

The carrying value as of June 30, 2015 of the portion of notes payable due after twelve months for truck and manufacturing equipment loans is $173,007 compared to $155,143 at year ended 2014.

On February 4, 2015 the Company entered into a lease purchase agreement for the acquisition of manufacturing equipment. The amount of the loan is $65,144 and is payable in 33 installments of $2,412 including sales tax. The loan is guaranteed by the Company’s largest stockholder. There remains a balance due at June 30, 2015 of $57,947.

(10) Equity Transactions

On April 14, 2015 the Company privately sold 100,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On May 7, 2015 the Company privately sold 250,000 shares of its common stock to a private investor at a purchase price of $1.00 per share. In addition the company issued three year warrants expiring March 31, 2017 to purchase an additional 250,000 shares of common stock at a purchase price of $1.00 per share.

(11) Recent Accounting Pronouncements

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

(12) Subsequent Events

On July 31, 2015 the Company privately sold 50,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On August 4, 2015 the Company privately sold 50,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On August 5, 2015 the Company privately sold 250,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

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

Results of Operations

Comparison of three months ended June 30, 2015 to the three months ended June 30, 2014

Revenue - Sales for the three months ended June 30, 2015 were $422,204 compared to $204,945 for the three months ended June 30, 2014. Since its emergence from Chapter 11, the Company has gone through a substantial reorganization. A significant amount of time and resources were allocated to the closing and relocation of its China facility to Las Vegas, installation of new machinery and equipment, and restructuring its marketing strategy through the addition of new distribution channels both domestically and internationally. As a result of this reorganization, the company’s sales were negatively impacted during the first quarter ended March 31, 2015 with some order commitments moved to the second quarter 2015.

Sales during the three month period ended June 30, 2015 were enhanced from revenue generated from orders of specialty custom built vehicles, increased sales to security companies, and orders from overseas.

Cost of Sales – Cost of sales for the three months ended June 30, 2015 was $342,754which resulted in a gross profit of $79,450 compared to cost of sales of $295,397 and a negative operating margin of $90,452 for the comparable prior year period. Direct costs of manufacturing and factory overhead costs are applied to cost of sales using predetermined rates. Excess manufacturing capacity resulted in increased fixed costs in our units produced relative to the revenues generated, During the second quarter ended June 30, 2015 the Company experienced improvements in its production efficiency as a result of the closing of its China Facility and consolidation of its manufacturing and assembly operations to the Las Vegas facility.

General and administrative – General and administrative expenses were $320,755 for the three months ended June 30, 2015 compared to $371,832 for the three months ended June 30, 2014. The reduction in general and administrative expense is primarily a result of the Company’s emphasis and strategy to reduce overhead costs. In addition the closing of the China facility enabled the Company to downsize and consolidate some of its administrative positions. Our general and administrative expenses consist primarily of salaries, insurance expense, legal and professional fees, and general operating costs. We had 27 full-time employees during the three months ended June 30, 2015 compared to 23 for the comparable prior year period.

Sales & marketing – The cost of sales and marketing for the three months ended June 30, 2015 was $121,453 compared to $88,839 for the same prior year period. . The increase in marketing costs are a result of the Company’s engagement of an outside consulting team to help grow sales in the military and international market sectors. The Company’s marketing strategy is to continue its mission to reposition itself both domestically and internationally through the employment of marketing consultancies and the addition of independent distributorships.

Interest expense – Interest expense for the three months ended June 30, 2015 was $8,474 compared to interest of $1,987 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders. The increase in interest expense is primarily due to the increase in shareholder notes payable when compared to the same prior year period.

Loss from operations – We incurred a loss from operations of $362,185 for the three months ended June 30, 2015 compared to a loss of $553,110 for the comparable prior year period. The reduction in the Company’s loss is a result of increased sales volume, improved manufacturing and assembly efficiencies, and cost cutting measures in general and administrative costs implemented during the second quarter ended June 30, 2015.

Comparison of six months ended June 30, 2015 to the six months ended June 30, 2014

Revenue – Sales for the six months ended June 30, 2015 were $614,817 compared to $547,676 for the comparable prior year period. The Company’s sales improved as a result of orders for custom design vehicles and the implementation of its strategic marketing plan utilizing sales distributorships both domestically and internationally.

Cost of Sales – Cost of sales for the six months ended June 30, 2015 was $540,278 which resulted in a gross profit of $74,539 compared to cost of sales of $650,809 and a negative operating margin of $103,133 for the prior six month period. Direct costs of manufacturing and factory overhead costs are applied to cost of sales using predetermined rates. Excess manufacturing capacity resulted in increased fixed costs in our units produced relative to the revenues generated, During the second quarter ended June 30, 2015 the Company experienced improvements in its production efficiency as a result of the closing of its China Facility and consolidation of its manufacturing and assembly operations to the Las Vegas facility.

General and administrative – General and administrative expenses were $637,454 for the six months ended June 30, 2015 compared to $759,328 for the six months ended June 30, 2014. Our general and administrative expenses for the six months ended June 30, 2015 consist primarily of salaries, insurance expense, legal and professional fees, and general operating costs. The reduction in general and administrative expense is primarily a result of the Company’s emphasis and strategy to reduce overhead costs. In addition the closing of the China facility enabled the Company to downsize and consolidate some of its administrative positions. We had 27 full-time employees during the three months ended June 30, 2015 compared to 23 for the comparable prior year period.

Sales & marketing – The cost of sales and marketing for the six months ended June 30, 2015 was $194,196. Sales and marketing cost for the comparable period in 2014 was $162,023. The increase in marketing costs are a result of the Company’s engagement of an outside consulting team to help grow sales in the military and international market sectors. The Company’s marketing strategy is to continue its mission to reposition itself both domestically and internationally through the employment of marketing consultancies and addition of independent distributorships.

Interest expense – Interest expense for the six months ended June 30, 2015 was $12,552 compared to interest of $15,385 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders and equipment financing.

Loss from operations – We incurred a loss from operations of $775,284 for the six months ended June 30, 2015 compared to a loss of $1,039,869 for the comparable prior year period.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders. From inception through June 30, 2015, we have incurred a cumulative net loss of $13,606,554. Although the Company has experienced considerable improvement over the past quarter ended June 30, 2015, the notes to our financial statements include language that raises some doubt about our ability to continue as a going concern. At June 30, 2015 the Company had cash of $41,605, net working capital of $111,123, and stockholders’ equity of $371,440.

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

Even if we are successful at raising additional equity capital, it may be on terms which would result in substantial dilution to existing shareholders. If our costs and expenses prove to be greater than we currently anticipate, or if we change our current business plan in a manner that will increase our costs, we may be forced to curtail or cease operations.

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

Revenue is recognized at the time the product is shipped or the service is performed. Provision for sales returns is estimated based on our historical return experience. A provision for sales returns was not required for the three or six month periods ended June 30, 2015.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. For international sales and specialty sales orders a payment of 50% is required upon receiving the order with the balance due upon shipping.

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

We have experienced a significant loss from operations as a result of investment necessary to achieve the Company’s operating plan, which is long-term in nature. From inception to June 30, 2015 we have incurred a cumulative net loss totaling $13,637,982 and have working capital and stockholders’ equity of $111,123 and $371,440 at June 30, 2015. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report. This is the result of inventory control issues at the Company’s China storage facility which was relocated to the Company’s main assembly plant in Las Vegas, NV during the first quarter 2015. The Company expects as a result of the relocation, these inventory issues will no longer occur in the future.

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

All shares were issued pursuant to an exemption from registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder, as they were issued in reliance on the recipients’ representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend. In addition, all recipients were provided with sufficient access to Company information.

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

Xtreme Green Electric Vehicles Inc.
(Registrant)

Date: August 7, 2015	/s/ Byron Georgiou
Byron Georgiou
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	/s/ Ken Sprenkle
Ken Sprenkle
Chief Financial Officer (Principal Financial and Accounting Officer)

