Form 10-Q
period 2015-09-30
XTREME GREEN ELECTRIC VEHICLES INC.
filed 2015-11-13
CIK 1392477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of November 10, 2015: 42,676,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(Unaudited)

	2015	2014
ASSETS
Current assets:
Cash	$18,946	$11,104
Accounts receivable	174,971	36,667
Inventory	759,001	559,403
Prepaid expenses and deposits (note 8)	170,025	115,256
Total current assets	1,122,943	722,430

Property and equipment, net (note 6)	359,540	299,070
Deposit on lease	88,750	88,750

TOTAL ASSETS	$1,571,223	$1,110,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$170,933	$194,638
Customer deposits	40,790	44,524
Current portion of long-term debt	20,892	33,252
Stockholder convertible loans (note 9)	710,000	180,000
Total current liabilities	942,615	452,414

Deferred rent	26,554	33,370
Notes payable	185,327	155,143
Warranty reserves	27,057	22,599

Total Liabilities	1,181,553	663,526

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 42,626,000 and 41,546,000 shares issued and outstanding, respectively	42,626
Common Stock Payable		41,546
Additional paid-in capital	14,346,796	13,267,876
Accumulated deficit	(13,999,742)	(12,862,698)
Total stockholders’ equity	389,680	446,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,571,233	$1,110,250

See the accompanying notes to the financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales, net	$159,959	$256,717	$774,776	$804,393

Cost of sales	114,051	247,217	654,329	898,006

Gross margin (loss)	45,908	9,500	120,447	(93,613)

Costs and expenses:
General and administrative	354,638	284,380	1,047,914	1,043,727
Sales and marketing	50,216	56,909	188,346	218,932
Research & Development	2,015	19,437	7,920	19,437
Total costs and expenses	406,869	360,726	1,244,180	1,282,096

Net loss from operations	(360,961)	(351,226)	(1,123,733)	(1,375,709)

Other income (expense)
Gain from equipment sales	14,228		19,870
Interest expense	(8,389)	(832)	(20,941)	(16,217)
Fund raising expense	(6,638)	(16,588)	(12,240)	(16,588)
Total other income (expense)	(799)	(17,420)	(13,311)	(32,805)

Expenses and fees related to Chapter 11 filing:
Gain realized from Chapter 11 Reorganization		100		562,927
Professional fees				(33,565)

Net loss before provision for income taxes	$(361,760)	$(368,546)	$(1,137,044)	$(879,152)

Provision for income taxes	-	-	-	-

Net loss	$(361,760)	$(368,546)	$(1,137,044)	$(879,152)

Per share information - basic and diluted:

Loss per common share	$0.01	$0.01	$0.03	$0.02

Weighted average common shares outstanding	42,364,743	41,052,143	41,866,039	43,987,714

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Consolidated Statements of Cash flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,156,914)	$(879,152)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	68,390	59,064
Gain realized from Chapter 11 Reorganization	-	(562,927)
Gain from sale of equipment	19,870	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(138,304)	76,573
(Increase) decrease in inventory	(199,598)	(150,899)
(Increase) in other current assets	(54,769)	(27,012)
Decrease in accounts payable and accrued expenses	(5,582)	219,835
Decrease in accrued expenses - related party	-	(279)
Increase (decrease) in accrued interest - related party	7,068	(22,869)
(Decrease) Increase in warranty reserve	(32,007)	(13,707)
(Decrease) Increase in extended warranty	4,458	19,139
Decrease in customer deposits	(3,734)	(31,400)
Net cash used in operating activities	(1,491,122)	(1,313,605)
Cash flows from investing activities:
Proceeds from sale of equipment	6,000
Retirement of property & equipment	96,140
Purchases of property and equipment	(231,000)	(256,929)
Net cash used in investing activities	(128,860)	(256,929)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,080,000	1,170,000
Proceeds from Bridge Loan-short term		75,000
Proceeds from long-term debt	122,640	191,457
Proceeds from Stockholder loans	530,000	50,000
Repayment of convertible debt	-	(15,371)
Repayment of long-term debt
Repayment of long-term debt	(104,826)	-
Repayment of Stockholder’s loan		(67,500)
Net cash provided by financing activities	1,627,824	1,403,586
Net increase (decrease) in cash	7,842	(166,948)
Cash - beginning of period	11,104	261,436
Cash - end of period	$18,946	$94,488
Supplemental Cash Flow information:
Cash paid for interest	5,723	16,217
Cash paid for taxes
Non-cash financing and investing activities exchanged for stock:
Accounts payable and accrued expenses exchanged for stock		515,391
Convertible debt – related party exchanged for stock		4,069,432
Customer deposits exchanged for stock		70,356
Long-term debt exchanged for stock		137,750
Stockholder loans to be exchanged for stock		354,991
Accrued expenses – related party exchanged for stock		654,301
Accrued interest - exchanged for stock		377,555

See the accompanying notes to the consolidated financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

(5) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $1,137,044 for the nine month period ended September 30, 2015 and accumulated deficit of $13,999,742. It is likely that the Company will continue to have negative cash flows through June 30, 2016 after which time the Company is expected to have a positive cash flow as a result of the implementation of its business and marketing plans.

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

Property and equipment consists of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Manufacturing equipment	$199,061	$125,730
Finished goods equipment	181,335	155,455
Other equipment	26,907	23,020
Leasehold improvements	53,782	13,722
Automotive equipment	136,604	202,659
	597,689	520,586
Accumulated depreciation	(238,149)	(221,516)
	$359,540	$299,070

(7) Inventory

The value of inventory is determined by using the average cost method of accounting which calculates the cost of ending inventory and cost of goods sold for a period on the basis of the weighted average cost per unit. Inventory consists of finished vehicles, vehicles in process, and parts. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company has recorded a reserve for obsolete inventory at September 30, 2015 of $5,338.

(8) Prepaid expenses and deposits:

	September 30, 2015	December 31, 2015
Prepaid inventory	$29,636	$28,969
Prepaid insurance	101,914	67,387
Other prepaid expenses	38,475	18,900
TOTAL	$170,025	$115,256

(9) Shareholder Convertible Loans

As of September 30, 2015 there was a loan balance due to the Company’s major shareholder and CEO of $460,000 and an additional $250,000 due to another shareholder. The total balance due on the loans at September 30, 2015 is $710,000. The loans are due upon demand, and bear interest at 3.0% per annum. The loans are convertible into equity at the option of the lenders, at a conversion price of $1 per share, with simultaneous grant of an equal number of warrants to purchase additional shares at a purchase price of $1 per share, expiring 3/31/17.

(10) Long Term Debt

Long Term Debt is the carrying value as of September 30, 2015 of the portion of notes payable due after twelve months for truck and manufacturing equipment loans. On February 4, 2015 the Company entered into a lease purchase agreement for the acquisition of manufacturing equipment. The amount of the loan was $65,144 and is payable in 33 installments of $2,412 including sales tax. The loan is guaranteed by the Company’s majority shareholder. There remains a balance due at September 30, 2015 of $53,463.

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

On May 7, 2015 the Company privately sold 250,000 additional shares of its common stock to an existing private investor at a purchase price of $1.00 per share. In addition the company issued three year warrants expiring March 31, 2017 to purchase an additional 250,000 shares of common stock at a purchase price of $1.00 per share.

On July 30, 2015 the Company privately sold 50,000 additional shares of its common stock to an existing private investor at a purchase price of $1.00 per share.

On July 31, 2015 the Company privately sold 50,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On August 5, 2015 the Company privately sold 250,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On August 24, 2015 the Company privately sold 30,000 additional shares of its common stock to an existing private investor at a purchase price of $1.00 per share.

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

(13) Subsequent Events

On October 23, 2015 the Company privately sold 50,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On October 28, November 2, 5 and 9, 2015 our major shareholder and CEO loaned a total of $115,000 in additional funds to the company, bringing the total loan balance due to him to $575,000 as of November 9.

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

On February 4, 2015 the Company entered into a lease purchase agreement for the purchase of manufacturing equipment. The amount of the loan was $65,144 and is payable in 33 installments of $2,412 including sales tax.

The loan is guaranteed by the Company’s majority stockholder.

During the period ended March 31, 2015 the company closed its subassembly facility in Wenling, China, relocating all equipment and inventory to its main manufacturing and assembly plant in North Las Vegas, Nevada. As a result of this move, 100% of the Company’s manufacturing and assembly is being accomplished in the United States.

Results of Operations

Comparison of three months ended September 30, 2015 to the three months ended September 30, 2014

Revenue - Sales for the three months ended September 30, 2015 were $159,959 compared to $256,717 for the three months ended September 30, 2014. Since its emergence from Chapter 11 Reorganization the Company has gone through a substantial reorganization. A significant amount of time and resources were allocated to the closing and relocation of the China facility to Las Vegas, installation of new machinery and equipment, and restructuring its marketing strategy through the addition of new distribution channels both domestically and internationally. As a result of this reorganization, the company’s sales were negatively impacted during the nine months ended September 30, 2015 with some order commitments moved until later.

Cost of Sales - Cost of sales for the three months ended September 30, 2015 was $114,051 which resulted in a gross profit of $45,908 compared to cost of sales of $247,217 and a gross profit of $9,500 for the comparable prior year period. Direct costs of manufacturing and factory overhead costs are applied to cost of sales using predetermined rates. Excess manufacturing capacity resulted in increased fixed costs in our units produced relative to the revenues generated. During the third quarter ended September 30, 2015 the Company experienced improvements in its production efficiency as a result of the closing of its China Facility and consolidation of its manufacturing and assembly operations to the Las Vegas facility.

General and administrative - General and administrative expenses were $354,638 for the three months ended September 30, 2015 compared to $284,380 for the three months ended September 30, 2014. The higher general and administrative expense in 2015 primarily results from a consulting fee expense credit from China during the third quarter of 2014. Our general and administrative expenses consist primarily of salaries, insurance expense, legal and professional fees and general operating costs. We had 24 full-time employees during the three months ended September 30, 2015 compared to 20 for the comparable prior year period.

Sales & marketing - The cost of sales and marketing for the three months ended September 30, 2015 was $50,216 compared to $56,909 for the same prior year period. The decrease in marketing costs is a result of the Company’s reduction of its field sales force in 2015. The Company’s marketing strategy is to continue its mission to reposition itself both domestically and internationally through the employment of marketing consultancies and addition of independent distributorships.

Interest expense - Interest expense for the three months ended September 30, 2015 was $8,389 compared to $832 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders. The increase in interest expense is primarily due to the increase in shareholder notes payable when compared to the same prior year period.

Loss from operations - We incurred a loss from operations of $360,961 for the three months ended September 30, 2015 compared to a loss of $351,225 for the comparable prior year period. The increase in the Company’s loss is a result of increased general and administrative costs during the third quarter ended September 30, 2015.

Comparison of nine months ended September 30, 2015 to the nine months ended September 30, 2014

Revenue - Sales for the nine months ended September 30, 2015 were $774,776 compared to $804,393 for the comparable prior year period.

Cost of Sales - Cost of sales for the nine months ended September 30, 2015 was $654,329 which resulted in a gross profit of $120,447 compared to cost of sales of $898,006 and a negative operating margin of $93,613 for the prior nine month period. Direct costs of manufacturing and factory overhead costs are applied to cost of sales using predetermined rates. Excess manufacturing capacity resulted in increased fixed costs in our units produced relative to the revenues generated. During the third quarter ended September 30, 2015 the Company experienced improvements in its production efficiency as a result of the closing of its China Facility and consolidation of its manufacturing and assembly operations to the Las Vegas facility.

General and administrative - General and administrative expenses were $1,047,914 for the nine months ended September 30, 2015 compared to $1,043,727 for the nine months ended September 30, 2014. Our general and administrative expenses for the nine months ended September 30, 2015 consist primarily of salaries, insurance expense, legal and professional fees, and general operating costs. The higher general and administrative expense in 2015 primarily results from a consulting fee expense credit from China during the 2014 period. We had 24 full-time employees during the nine months ended September 30, 2015 compared to 20 for the comparable prior year period.

Sales & marketing - The cost of sales and marketing for the nine months ended September 30, 2015 was $188,346. Sales and marketing cost for the comparable period in 2014 was $218,932. The decrease in marketing costs is a result of the Company’s reduction of its field sales force in 2015. The Company’s marketing strategy is to continue its mission to reposition itself both domestically and internationally through the employment of marketing consultancies and addition of independent distributorships.

Interest expense - Interest expense for the nine months ended September 30, 2015 was $20,941 compared to $16,218 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders and equipment financing.

Loss from operations - We incurred a loss from operations of $1,123,733 for the nine months ended September 30, 2015 compared to a loss of $1,375,709 for the comparable prior year period. The reduction in the Company’s loss is a result of improved manufacturing and assembly efficiencies, and cost cutting measures in general and administrative costs implemented during the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders. From inception through September 30, 2015, we have incurred a cumulative net loss of $13,999,742. Although the Company has experienced improvement over the past nine months ended September 30, 2015, the notes to our financial statements include language that raises some doubt about our ability to continue as a going concern. At September 30, 2015 the Company had cash of $18,946, net working capital of $180,328 and stock holders’ equity of $389,680.

Prior to January 29, 2014, the Confirmation date of the Company’s Reorganization Plan under Chapter 11 of the Bankruptcy Code, the Company had issued and outstanding 48,463,370 shares of common stock. Immediately following the cancellations and issuances pursuant to the Plan, there were issued and outstanding 40,000,000 shares of common stock. The number of shares that the Company is authorized to issue remains unchanged.

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

On May 7, 2015 the Company privately sold 250,000 additional shares of its common stock to an existing private investor at a purchase price of $1.00 per share. In addition the company issued three year warrants expiring March 31, 2017 to purchase an additional 250,000 shares of Common Stock at $1.00 per share.

On July 30, 2015 the Company privately sold 50,000 additional shares of its common stock to an existing private investor at a purchase price of $1.00 per share.

On July 31, 2015 the Company privately sold 50,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On August 5, 2015 the Company privately sold 250,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On August 24, 2015 the Company privately sold 30,000 additional shares of its common stock to an existing private investor at a purchase price of $1.00 per share.

On October 23, 2015 the Company privately sold 50,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

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

Revenue is recognized at the time the product is shipped or the service is performed. Provision for sales returns is estimated based on our historical return experience. A provision for sales returns was not required for the three or nine month periods ended September 30, 2015.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. For international sales and specialty sales orders a payment of 50% is required upon receiving the order with the balance due prior to shipping.

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

We have experienced a significant loss from operations as a result of investment necessary to achieve the Company’s operating plan, which is long-term in nature. From inception to September 30, 2015 we have incurred a cumulative net loss totaling $13,999,742 and have working capital and stockholders’ equity of $180,328 and $389,680 at September 30, 2015. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report as they relate to inventory control at the Company’s China storage facility relocated to the Company’s main assembly plant in Las Vegas, NV. The Company expects, as a result of the relocation, these inventory issues will no longer occur.

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

On May 7, 2015 the Company privately sold 250,000 additional shares of its common stock to an existing private investor at a purchase price of $1.00 per share. In addition the company issued three year warrants expiring March 31, 2017 to purchase an additional 250,000 shares of Common Stock at $1.00 per share.

On July 30, 2015 the Company privately sold 50,000 additional shares of its common stock to an existing private investor at a purchase price of $1.00 per share.

On July 31, 2015 the Company privately sold 50,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On August 5, 2015 the Company privately sold 250,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On August 24, 2015 the Company privately sold 30,000 additional shares of its common stock to an existing private investor at a purchase price of $1.00 per share.

On October 23, 2015 the Company privately sold 50,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

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

Xtreme Green Electric Vehicles Inc.
(Registrant)

Date: November 13, 2015	/s/ Byron Georgiou
Byron Georgiou
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	/s/ Neil Roth
Neil Roth
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

