Form 10-Q/A
period 2015-09-30
XTREME GREEN ELECTRIC VEHICLES INC.
filed 2015-11-23
CIK 1392477

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$18,946	$11,104
Accounts receivable	174,971	36,667
Inventory	759,001	559,403
Prepaid expenses and deposits (note 9)	154,105	115,256
Total current assets	1,107,023	722,430

Property and equipment, net (note 7)	360,679	299,070
Deposit on lease	88,750	88,750

TOTAL ASSETS	$1,556,452	$1,110,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$170,743	$194,638
Customer deposits	40,790	44,524
Current portion of long-term debt	46,158	33,252
Stockholder loans (note 10)	710,000	180,000
Total current liabilities	967,691	452,414

Deferred rent	26,914	33,370
Notes payable	161,005	155,143
Warranty reserves	27,057	22,599

Total Liabilities	1,182,667	663,526

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 42,626,000 and 41,546,000 shares issued and outstanding, respectively	42,626	-
Common Stock Payable	-	41,546
Additional paid-in capital	14,346,796	13,267,876
Accumulated deficit	(14,015,639)	(12,862,698)
Total stockholders’ equity	373,784	446,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,556,452	$1,110,250

The accompanying notes are an integral part of these condensed financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Statements of Operations

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales, net	$159,959	$256,717	$774,776	$804,393

Cost of sales	114,051	247,217	654,329	898,006

Gross margin (loss)	45,908	9,500	120,447	(93,613)

Costs and expenses:
General and administrative	354,998	284,380	1,048,272	1,043,727
Sales and marketing	66,135	56,909	204,267	218,932
Research & Development	2,015	19,437	7,920	19,437
Total costs and expenses	423,148	360,726	1,260,459	1,282,096

Net loss from operations	(377,240)	(351,226)	(1,140,012)	(1,375,709)

Other income (expense)
Gain from equipment sales	14,599	-	20,241	-
Interest expense	(8,378)	(832)	(20,929)	(16,217)
Fund raising expense	(6,638)	(16,588)	(12,240)	(16,588)
Total other income (expense)	(417)	(17,420)	(12,928)	(32,805)

Expenses and fees related to Chapter 11 filing:
Gain realized from Chapter 11 Reorganization	-	100	-	562,927
Professional fees	-	-	-	(33,565)

Net loss before provision for income taxes	$(377,657)	$(368,546)	$(1,152,941)	$(879,152)

Provision for income taxes	-	-	-	-

Net loss	$(377,657)	$(368,546)	$(1,152,941)	$(879,152)

Per share information - basic and diluted:

Loss per common share	$0.01	$0.01	$0.03	$0.02

Weighted average common shares outstanding	42,016,261	41,052,143	42,112,930	43,987,714

The accompanying notes are an integral part of these condensed financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

Condensed Statements of Cash flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,152,941)	$(879,152)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	68,390	59,064
Gain realized from Chapter 11 Reorganization	-	(562,927)
Gain from sale of equipment	(20,241)	-
Discount on Loan	9,144	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(138,304)	76,573
(Increase) decrease in inventory	(199,598)	(150,899)
(Increase) in other current assets	(38,849)	(27,012)
Decrease in accounts payable and accrued expenses	(5,582)	219,835
Decrease in accrued expenses - related party	(28,584)	(279)
Increase (decrease) in accrued interest - related party	7,068	(22,869)
(Decrease) Increase in warranty reserve	-	(13,707)
(Decrease) Increase in extended warranty	4,458	19,139
(Decrease) Increase in deferred rent	(6,456)	-
Decrease in customer deposits	(3,734)	(31,400)
Net cash used in operating activities	(1,525,003)	(1,313,605)
Cash flows from investing activities:
Proceeds from sale of equipment	99,035	-
Leasehold Improvements	(57,996)	-
Purchases of property and equipment	(146,106)	(256,929)
Net cash used in investing activities	(105,067)	(256,929)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,080,000	1,170,000
Proceeds from Bridge Loan-short term	-	75,000
Proceeds from long-term debt	146,106	191,457
Proceeds from Stockholder loans	562,000	50,000
Repayment of convertible debt	-	(15,371)
Repayment of long-term debt	(118,194)	-
Repayment of Stockholder’s loan	(32,600)	(67,500)
Net cash provided by financing activities	1,637,912	1,403,586
Net increase (decrease) in cash	7,842	(166,948)
Cash - beginning of period	11,104	261,436
Cash - end of period	$18,946	$94,488
Supplemental Cash Flow information:
Cash paid for interest	5,723	16,217
Cash paid for taxes
Non-cash financing and investing activities exchanged for stock:
Accounts payable and accrued expenses exchanged for stock		515,391
Convertible debt – related party exchanged for stock		4,069,432
Customer deposits exchanged for stock		70,356
Long-term debt exchanged for stock		137,750
Stockholder loans to be exchanged for stock		354,991
Accrued expenses – related party exchanged for stock		654,301
Accrued interest – exchanged for stock		377,555
Purchase of fixed assets	(146,106)
Disposal of fixed assets	93,035
Proceeds from notes/loans payable	146,106
Repayment of loans payable	(93,035)

The accompanying notes are an integral part of these condensed financial statements.

XTREME GREEN ELECTRIC VEHICLES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the condensed financial statements of the Company as of and for the year ended December 31, 2014, on Form 10-K, including notes thereto.

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

(5) Reclassification

Certain reclassifications have been made to the three and nine months ended September 30, 2015 financial statement amounts and disclosures to conform to the three and nine months ended September 30, 2015 presentation. In previous periods certain expenses were not included in general and administrative, sales and marketing, and research and development, but were listed as other income and fees. Amounts in previous periods have been reclassified to present costs directly associated with operating expenses.

(6) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $1,152,941 for the nine month period ended September 30, 2015 and accumulated deficit of $14,015,639. It is likely that the Company will continue to have negative cash flows through June 30, 2016 after which time the Company is expected to have a positive cash flow as a result of the implementation of its business and marketing plans.

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

(7) Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expenses. Depreciation is computed using the straight line method over the estimated useful lives of the assets of 5 years.

Property and equipment consists of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Manufacturing equipment	$199,061	$125,730
Vehicles for demonstration	181,335	155,455
Other equipment	26,907	23,020
Leasehold improvements	53,782	13,722
Automotive equipment	136,604	202,659
	597,689	520,586
Accumulated depreciation	(237,010)	(221,516)
	$360,679	$299,070

Depreciation expense for the three and nine months ended September 30, 2014 was $18,523 and $59,064 respectively. The depreciation expense for the three and nine months ended September 30, 2015 was $21,957 and $68,391 respectively.

(8) Inventory

The value of inventory is determined by using the average cost method of accounting which calculates the cost of ending inventory and cost of goods sold for a period on the basis of the weighted average cost per unit. Inventory consists of finished vehicles, vehicles in process, and parts. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company has recorded a reserve for obsolete inventory at September 30, 2015 of $5,338. The reserve for period ended December 31, 2014 was $0.00.

(9) Prepaid expenses and deposits:

	September 30, 2015	December 31, 2014
Prepaid inventory	$29,636	$28,969
Prepaid insurance	101,914	67,387
Other prepaid expenses	22,555	18,900
TOTAL	$154,105	$115,256

(10) Shareholder Loans

As of September 30, 2015 there was a loan balance due to the Company’s largest stockholder and CEO of $460,000 and an additional $250,000 due to another stockholder. The total balance due on the loans at September 30, 2015 and December 31, 2014 is $710,000 and $180,000 respectively. The loans are due upon receipt, and bear interest at 3.0% per annum.

(11) Long Term Debt

The carrying value as of September 30, 2015 of the portion of notes payable due after twelve months for truck and manufacturing equipment loans and debt settlement is $161,005 compared to $155,143 at year ended 2014.

On January 29, 2014 the Company entered into a debt settlement agreement in the amount of $104,461. The settlement shall be repaid in equal payments of $20,892 over 5 years. There remains a balance due at September 30, 2015 of $83,569.

On February 4, 2015 the Company entered into a lease purchase agreement for the acquisition of manufacturing equipment. The amount of the loan is $65,144 and is payable in 33 installments of $2,412 including sales tax. The loan is guaranteed by the Company’s largest stockholder. There remains a balance due at June 30, 2015 of $53,463.

On August 6, 2015 the Company entered into a lease purchase agreement for the acquisition of a 2015 Ford Fusion. The amount of the loan was $32,224 and is payable in 72 installments of $448 including sales tax. The loan is unsecured. There remains a balance due at September 30, 2015 of $31,339.

On August 6, 2015 the Company entered into a lease purchase agreement for the acquisition of 2015 Ford F-250. The amount of the loan was $48,738 and is payable in 60 installments of $944 including sales tax. The loan is unsecured. There remains a balance due at September 30, 2015 of $48,037.

(12) Equity Transactions

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

(13) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

(14) Subsequent Events

On October 23, 2015 the Company privately sold 50,000 shares of its common stock to a private investor at a purchase price of $1.00 per share.

On October 28, November 2, 5 and 9, 2015 our major shareholder and CEO loaned a total of $115,000 in additional funds to the company, bringing the total loan balance due to him to $575,000 as of November 9, 2015.

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

General and administrative - General and administrative expenses were $354,998 for the three months ended September 30, 2015 compared to $284,380 for the three months ended September 30, 2014. The higher general and administrative expense in 2015 primarily results from a consulting fee expense credit from China during the third quarter of 2014. Our general and administrative expenses consist primarily of salaries, insurance expense, legal and professional fees and general operating costs. We had 24 full-time employees during the three months ended September 30, 2015 compared to 20 for the comparable prior year period.

Sales & marketing - The cost of sales and marketing for the three months ended September 30, 2015 was $66,135 compared to $56,909 for the same prior year period. The Company’s marketing strategy is to continue its mission to reposition itself both domestically and internationally through the employment of marketing consultancies and addition of independent distributorships.

Interest expense - Interest expense for the three months ended September 30, 2015 was $8,378 compared to $832 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders. The increase in interest expense is primarily due to the increase in shareholder notes payable when compared to the same prior year period.

Loss from operations - We incurred a loss from operations of $377,240 for the three months ended September 30, 2015 compared to a loss of $351,226 for the comparable prior year period. The increase in the Company’s loss is a result of increased general and administrative costs during the third quarter ended September 30, 2015.

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

General and administrative - General and administrative expenses were $1,048,272 for the nine months ended September 30, 2015 compared to $1,043,727 for the nine months ended September 30, 2014. Our general and administrative expenses for the nine months ended September 30, 2015 consist primarily of salaries, insurance expense, legal and professional fees, and general operating costs. The higher general and administrative expense in 2015 primarily results from a consulting fee expense credit from China during the 2014 period. We had 24 full-time employees during the nine months ended September 30, 2015 compared to 20 for the comparable prior year period.

Sales & marketing - The cost of sales and marketing for the nine months ended September 30, 2015 was $204,267. Sales and marketing cost for the comparable period in 2014 was $218,932. The decrease in marketing costs is a result of the Company’s reduction of its field sales force in 2015. The Company’s marketing strategy is to continue its mission to reposition itself both domestically and internationally through the employment of marketing consultancies and addition of independent distributorships.

Interest expense - Interest expense for the nine months ended September 30, 2015 was $20,929 compared to $16,218 for the comparable prior year period. Interest expense consists primarily of amounts due under various notes payable to shareholders and equipment financing.

Loss from operations - We incurred a loss from operations of $1,140,012 for the nine months ended September 30, 2015 compared to a loss of $1,375,709 for the comparable prior year period. The reduction in the Company’s loss is a result of improved manufacturing and assembly efficiencies, and cost cutting measures in general and administrative costs implemented during the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since our inception on May 21, 2007, we have financed the costs associated with our operational activities through (i) the sale of shares of our common stock pursuant to private placements, and (ii) loans from certain of our stockholders. From inception through September 30, 2015, we have incurred a cumulative net loss of $14,015,639. Although the Company has experienced improvement over the past nine months ended September 30, 2015, the notes to our financial statements include language that raises some doubt about our ability to continue as a going concern. At September 30, 2015 the Company had cash of $18,946, net working capital of $139,332 and stock holders’ equity of $373,784.

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

Revenue is recognized at the time the product is shipped or the service is performed. Provision for sales returns is estimated based on our historical return experience. A provision for sales returns was not required for the three or nine month periods ended September 30, 2015 and 2014.

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

Our condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have experienced a significant loss from operations as a result of investment necessary to achieve the Company’s operating plan, which is long-term in nature. From inception to September 30, 2015 we have incurred a cumulative net loss totaling $14,015,639 and have working capital and stockholders’ equity of $139,332 and $373,784 at September 30, 2015. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report as they relate to inventory control at the Company’s China storage facility relocated to the Company’s main assembly plant in Las Vegas, NV. The Company expects, as a result of the relocation, these inventory issues will no longer occur.

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

Xtreme Green Electric Vehicles Inc.
(Registrant)

Date: November 23, 2015	/s/ Byron Georgiou
Byron Georgiou
Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2015	/s/ Neil Roth
Neil Roth
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

